Form 10-Q
period 1996-03-31
TITAN HOLDINGS INC
filed 1996-05-15
CIK 904975

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-22000

                              TITAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       74-2289827
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                             ---------------------

        1020 N.E. LOOP 410, SUITE 700                             78209
              SAN ANTONIO, TEXAS
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (210) 824-4546

   (Former name, former address and former fiscal year, if change since last report)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES /X/     No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     On May 10, 1996 there were outstanding 9,026,511 shares of Common Stock, $.01 par value of the registrant.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Condensed Consolidated Balance Sheets.................................................    2
Condensed Consolidated Statements of Income...........................................    3
Condensed Consolidated Statements of Shareholders' Equity.............................    4
Condensed Consolidated Statements of Cash Flows.......................................    5
Notes to Condensed Consolidated Financial Statements..................................    6

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       MARCH 31,      DECEMBER 31,
                                                                         1996             1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)
                               ASSETS
Investments:
  Fixed maturities available for sale, at market value (amortized
     cost: $114,346 and $112,309)...................................    $113,870        $112,990
  Fixed maturities held to maturity, at amortized cost (market
     value: $18,780 and $19,982)....................................      18,808          19,871
  Equity securities, at market value (cost: $13,853 and $15,489)....      12,960          14,679
  Short-term investments, at cost which approximates market value...       4,263           4,898
  Cash and cash equivalents.........................................       9,339          11,008
  Premium finance contracts.........................................      15,351          12,858
  Mortgage notes receivable.........................................      14,251          12,281
  Other invested assets.............................................       5,498           5,273
                                                                        --------        --------
          Total investments.........................................     194,340         193,858
Amounts due from reinsurers.........................................      46,785          42,589
Receivables.........................................................      23,303          18,942
Deferred income taxes recoverable...................................       5,372           4,586
Property and equipment, net.........................................      12,073          11,083
Deferred policy acquisition costs...................................      12,021          10,086
Other assets........................................................       5,818           5,174
Intangible assets...................................................      22,019          20,769
                                                                        --------        --------
                                                                        $321,731        $307,087
                                                                        ========        ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserve for unpaid losses and loss expenses.......................    $129,540        $122,811
  Unearned premiums.................................................      54,827          45,178
  Notes payable and capitalized lease obligations...................      19,250          19,319
  Other liabilities.................................................      16,058          19,295
                                                                        --------        --------
          Total liabilities.........................................     219,675         206,603
                                                                        --------        --------
Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; no
     shares issued or outstanding...................................          --              --
  Common stock, $.01 par value. Authorized 10,000,000 shares; issued
     and outstanding; 9,026,511 shares..............................          90              90
  Additional paid-in capital........................................      54,274          54,274
  Retained earnings.................................................      48,546          46,137
  Net unrealized loss on investments, net of deferred tax benefit of
     $460 and $9....................................................        (854)            (17)
                                                                        --------        --------
          Total shareholders' equity................................     102,056         100,484
                                                                        --------        --------
                                                                        $321,731        $307,087
                                                                        ========        ========

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            ------------------
                                                                             1996       1995
                                                                            -------    -------
Revenues and other income:
  Premiums written........................................................  $46,653    $36,732
  Premiums ceded..........................................................   (2,290)    (2,837)
                                                                            -------    -------
          Net premiums written............................................   44,363     33,895
  Increase in unearned premiums...........................................   (9,547)    (7,058)
                                                                            -------    -------
          Premiums earned.................................................   34,816     26,837
  Ceding commission and fee income........................................    1,039        682
  Net investment income...................................................    3,144      2,236
  Net realized gains on sales of investments..............................       82        102
                                                                            -------    -------
          Total revenues and other income.................................   39,081     29,857
                                                                            -------    -------
Expenses:
  Losses and loss expenses................................................   22,475     16,664
  Agents' commissions.....................................................    3,986      4,247
  Other operating expenses................................................    8,134      5,581
                                                                            -------    -------
          Total expenses..................................................   34,595     26,492
                                                                            -------    -------
          Income before income tax expense................................    4,486      3,365
  Income tax expense......................................................    1,400        973
                                                                            -------    -------
          Net income......................................................  $ 3,086    $ 2,392
                                                                            =======    =======
  Net income per share....................................................  $   .34    $   .32
                                                                            =======    =======
  Weighted average shares outstanding.....................................    9,121      7,363
                                                                            =======    =======

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         NET
                                      COMMON STOCK        ADDITIONAL                  UNREALIZED          TOTAL
                                   -------------------     PAID-IN      RETAINED     GAIN (LOSS)      SHAREHOLDERS'
                                    SHARES      AMOUNT     CAPITAL      EARNINGS    ON INVESTMENTS       EQUITY
                                   ---------    ------    ----------    --------    --------------    -------------
Balances at December 31, 1995....  9,026,511      $90       $54,274      $46,137        $   (17)         $100,484
  Net income.....................         --       --            --        3,086             --             3,086
  Net unrealized loss............         --       --            --           --           (837)             (837)
  Dividends to shareholders
     ($.075 per share)...........         --       --            --         (677)            --              (677)
                                   ---------      ---       -------      -------         ------          --------
Balances at March 31, 1996.......  9,026,511      $90       $54,274      $48,546        $  (854)         $102,056
                                   =========      ===       =======      =======         ======          ========
Balances at December 31, 1994....  7,012,382      $70       $29,808      $41,468        $(4,791)         $ 66,555
  Net income.....................         --       --            --        2,392             --             2,392
  Net unrealized gain............         --       --            --           --          2,047             2,047
  Dividends to shareholders
     ($.0667 per share)..........         --       --            --         (491)            --              (491)
                                   ---------      ---       -------      -------         ------          --------
Balances at March 31, 1995.......  7,012,382      $70       $29,808      $43,369        $(2,744)         $ 70,503
                                   =========      ===       =======      =======         ======          ========

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Cash flows from operating activities:
  Net income...........................................................  $  3,086     $  2,392
  Adjustments to reconcile net income to net cash provided by operating activities:
     Receivables.......................................................    (8,557)      (5,196)
     Deferred income taxes.............................................      (334)          30
     Deferred acquisition costs........................................    (1,935)      (1,138)
     Reserve for unpaid losses and loss expenses.......................     6,729        7,358
     Unearned premiums.................................................     9,649        7,457
     Depreciation and amortization.....................................       342          255
     Other.............................................................       (43)         356
                                                                         --------     --------
            Net cash provided by operating activities..................     8,937       11,514
                                                                         --------     --------
Cash flows from investing activities:
     Purchases of investments..........................................   (22,078)     (20,967)
     Proceeds from sales and maturities of investments, available for
      sale.............................................................    18,661       14,584
     Payable for securities............................................        --       (2,785)
     Contingent consideration paid, related to 1992 purchase
      transaction......................................................    (3,449)      (1,703)
     Net assets acquired in purchase transaction.......................    (1,744)          --
     Purchases of property and equipment...............................    (1,332)        (469)
     Other.............................................................        82          191
                                                                         --------     --------
            Net cash used by investing activities......................    (9,860)     (11,149)
                                                                         --------     --------
Cash flows from financing activities:
     Proceeds from borrowings..........................................        --        2,000
     Repayments of borrowings..........................................       (69)         (65)
     Payment of dividends..............................................      (677)        (491)
                                                                         --------     --------
            Net cash (used) provided by financing activities...........      (746)       1,444
                                                                         --------     --------
            Net (decrease) increase in cash and cash equivalents.......    (1,669)       1,809
Cash and cash equivalents:
     Beginning of the period...........................................    11,008        9,449
                                                                         --------     --------
     End of the period.................................................  $  9,339     $ 11,258
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Titan Holdings, Inc. and subsidiaries ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes related thereto included in the December 31, 1995 Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes.

(2) NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, calculated on a daily basis. The weighted average shares outstanding include common stock equivalents relating to dilutive outstanding stock options. Outstanding warrants are not dilutive and therefore, do not impact the weighted average shares outstanding. On June 1, 1995 the Company effected a 5% stock dividend. Prior year weighted average shares outstanding and per share amounts have been restated accordingly. Share and per share amounts have not been restated for the 5% stock dividend approved on May 2, 1996.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Titan Holdings, Inc. ("Holdings") is a property and casualty insurance holding company with two insurance subsidiaries, Titan Insurance Company ("Titan Auto") and Titan Indemnity Company ("Indemnity"). Titan Auto underwrites a non-standard personal lines automobile insurance program in Michigan, Arizona and Nevada, and a program for small to medium-sized public entities is underwritten nationwide through Indemnity. Holdings also offers premium financing through another subsidiary, Westchester Premium Acceptance Corporation ("WestPac").

     The property and casualty insurance industry historically has been cyclical whereby premium rates and the extent of competition have fluctuated. The commercial segment of the industry, however, has been in a period of low premium rates and severe competition since the beginning of 1987 and, although the industry has faced significant underwriting losses in recent years, there have been no indications of any significant change in market conditions. The Company's non-standard automobile rates are not significantly affected by changes in insurance cycles. The Company's public entity insurance, on the other hand, is subject to fluctuations due to industry conditions although the Company's focus on small to medium-sized public entities tends to offset the negative implications of recent market conditions.

     Public entity insurance is somewhat seasonal in that public entities tend to purchase insurance to coincide with the start of their fiscal years (typically January, July or October). Therefore, these months have historically produced the most premium volume for the Company. Non-standard automobile insurance does not tend to be highly seasonal.

     Premiums written and premiums earned for the three months ended March 31, 1995 have been restated to reflect a change in the Company's presentation of amounts collected from insureds and paid to the Michigan Catastrophic Claims Association ("the MCCA") (a state-mandated and operated reinsurer) for reinsurance on "no-fault" personal injury losses. Such amounts have been reclassified to premiums written and ceded as opposed to a net reduction in agents' commissions, with no effect on net income.

     Earnings per share data for the three months ended March 31, 1995 have been restated for the effects of a 5% stock dividend effective June 1, 1995.

RESULTS OF OPERATIONS

  Premiums by Line

     The following table presents the dollar amount and percentage of total premiums written, net premiums written and premiums earned, by principal line of business for the periods indicated.

                                                              THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------------------
                                                             1996                     1995
                                                       -----------------        -----------------
                                                                 (DOLLARS IN THOUSANDS)
Non-standard Automobile
  Premiums written...................................  $25,574     54.82%       $18,520     50.42%
  Net premiums written...............................   24,705     55.69%        17,286     51.00%
  Premiums earned....................................   20,680     59.40%        14,663     54.64%
Public Entity
  Premiums written...................................  $19,938     42.74%       $17,303     47.11%
  Net premiums written...............................   18,681     42.11%        15,906     46.93%
  Premiums earned....................................   13,114     37.67%        10,945     40.78%
Total (including miscellaneous lines)
  Premiums written...................................  $46,653    100.00%       $36,732    100.00%
  Net premiums written...............................   44,363    100.00%        33,895    100.00%
  Premiums earned....................................   34,816    100.00%        26,837    100.00%

  Premiums Written

     Total premiums written for the three months ended March 31, 1996 ($46.7 million) represent an increase of 27% over total premiums written during the same period a year ago ($36.7 million). This increase is primarily attributable to Titan Auto's operations in Michigan and Arizona as non-standard automobile premiums written for the three months ended March 31, 1996 increased $7.1 million (or 38%) to $25.6 million compared to $18.5 million for the same period a year earlier. Titan Auto's Arizona operations, purchased in September 1994, accounted for $5.3 million in premiums written for the three months ended March 31, 1996, which is more than twice the amount of Arizona non-standard auto premiums written in the first quarter of 1995. Titan Auto's growth in Arizona is attributed in part to a rate increase effected in mid-1995 and in part to the continued success of marketing through Titan's customer service centers in Phoenix. Titan Auto's Michigan operations in the first quarter of 1996 experienced an increase in premiums written of $4.4 million (or 27%) over the three months ended March 31, 1995. The public entity program also contributed to the Company's growth in premiums written by producing its largest quarter since the program began ($19.9 million), increasing its first quarter volume by $2.6 million (or 15%) over the comparable period of 1995.

     The Company is currently expanding its non-standard automobile operations into additional states, principally through the acquisition of existing non-standard automobile agency distribution systems. On April 15, 1996, the Company commenced underwriting in Nevada. The Company is in the process of implementing underwriting operations in Texas (expected to commence early in the third quarter) and has a definitive agreement to acquire an existing agency distribution system in Colorado.

     As an enhancement to its public entity program, in the second quarter of 1996, the Company will commence a program to offer workers' compensation insurance to its public entity insureds. The program will initially be written in Pennsylvania and expanded to other states in the near future. This line of business is not expected to be material to the Company's 1996 operations, as its risk exposure is limited by the participation of its reinsurer, Munich American Reinsurance Company, who will absorb 85% of the risk exposure.

  Premiums Ceded

     Premiums ceded represent the cost of reinsurance purchased by the Company which generally is a function of the amount of premiums written and the level of risk transferred to the reinsurer. For the first three months of 1996, premiums ceded were approximately 4.9% of premiums written versus 7.7% for the comparable period in 1995. Such decrease is primarily attributable to a benefit from the annual MCCA premium adjustment which was recorded in the first quarter of 1996. Also, at the renewal of the public entity program's casualty reinsurance contract effective January 1, 1996, the reinsurance premium rate was reduced and the Company increased its net retention from $500,000 to $750,000 per occurrence for casualty risks.

  Premiums Earned

     Premiums earned are the result of net premiums written which are recognized as income on a pro rata basis over the terms of the respective insurance policies issued. Premiums earned for the three months ended March 31, 1996 increased $8.0 million (or 30%) to $34.8 million from $26.8 million for the three months ended March 31, 1995. Titan Auto's premiums earned increased $6.0 million (or 41%) while public entity premiums earned increased $2.2 million (or 20%) for the first quarter of 1996 compared to the first quarter of 1995. Such increases were primarily attributable to the increases in premiums written and the overall reduction in premiums ceded referred to above.

  Ceding Commission and Fee Income

     Ceding commissions represent the reimbursement of policy acquisition expenses or profit commissions based on loss experience received from reinsurers. In addition, the non-standard automobile operations generate certain installment billing fees and policy fees. Ceding commission and fee income increased $357,000 (or 52%) to $1,039,000 for the three months ended March 31, 1996 compared to the same period ended March 31, 1995. This increase stems primarily from increased policy fee income resulting from the growth of Titan Auto's Arizona operations.

  Net Investment Income

     Net investment income increased $908,000 (or 41%) to $3.1 million for the three months ended March 31, 1996 from $2.2 million in the same period of 1995. This increase in the Company's net investment income correlates with the increase in the Company's cash and invested assets from the proceeds of its secondary stock offering in late 1995 and additional cash provided by operations. Also, the average yield of the investment portfolio has increased through reinvestment. At March 31, 1996, the average yield of the investment portfolio was 6.6% compared to 6.2% at March 31, 1995. The Company continues to maintain a relatively short average duration of 3.0 years in its investment portfolio.

     Interest income on premium finance contracts increased to $466,000 for the three months ended March 31, 1996 versus $338,000 for the same period in 1995. For the three months ended March 31, 1996, premiums financed were $10.4 million compared to $8.1 million for the three months ended March 31, 1995.

  Net Realized Gains On Investments

     Although for accounting purposes the Company considers a significant portion of its investment portfolio to be available for sale, the Company's operating plan does not generally contemplate investment gains as a component of net income. For the three months ended March 31, 1996, net gains of $82,000 were realized versus $102,000 for the comparable period of 1995.

  Combined Ratio

     The following table sets forth the Company's combined ratio and the components thereof by principal line of business under generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP") for the periods indicated.

                                                                                THREE MONTHS
                                                                                   ENDED
                                                                                 MARCH 31,
                                                                              ----------------
                                                                              1996        1995
                                                                              -----       ----
GAAP
  Non-Standard Automobile
     Loss...................................................................   56.0%      63.5%
     Expense*...............................................................   27.9%      27.8%
                                                                              -----       ----
          Combined..........................................................   83.9%      91.3%
                                                                              =====       ====
  Public Entity
     Loss...................................................................   76.1%      60.8%
     Expense................................................................   28.4%      31.6%
                                                                              -----       ----
          Combined..........................................................  104.5%      92.4%
                                                                              =====       ====
  Total (including miscellaneous lines)
     Loss...................................................................   64.6%      62.1%
     Expense*...............................................................   28.9%      31.5%
                                                                              -----       ----
          Combined..........................................................   93.5%      93.6%
                                                                              =====       ====

- ---------------

* 1995 Restated to exclude amortization of intangible assets.

                                                                                THREE MONTHS
                                                                                   ENDED
                                                                                 MARCH 31,
                                                                              ----------------
                                                                              1996        1995
                                                                              -----       ----
SAP
  Non-Standard Automobile
     Loss...................................................................   56.0%      63.5%
     Expense*...............................................................   26.3%      26.0%
                                                                              -----       ----
          Combined..........................................................   82.3%      89.5%
                                                                              =====       ====
  Public Entity
     Loss...................................................................   76.1%      60.8%
     Expense................................................................   26.6%      28.6%
                                                                              -----       ----
          Combined..........................................................  102.7%      89.4%
                                                                              =====       ====
  Total (including miscellaneous lines)
     Loss...................................................................   64.6%      62.7%
     Expense*...............................................................   27.1%      28.5%
                                                                              -----       ----
          Combined..........................................................   91.7%      91.2%
                                                                              =====       ====

- ---------------

* 1995 Restated to exclude amortization of intangible assets.

     For the three months ended March 31, 1996, the Company's overall statutory combined ratio increased to 91.7% from 91.2% for the same period of 1995. The increase is attributable to a higher loss ratio component which was partially offset by improvement in the expense ratio component. The Company's GAAP ratios experienced the same trends as the SAP ratios.

     Titan Auto's statutory combined ratio for the three months ended March 31, 1996 improved to 82.3% from 89.5% for the same period in 1995, substantially due to a decrease in the loss ratio. Titan Auto's loss ratio decrease was principally attributable to a rate increase implemented in the summer of 1995 for its Arizona policies, as well as to favorable loss experience in Michigan. The Company's Arizona non-standard automobile insurance business, consistent with the Arizona insurance market in general, is underwritten at a higher loss ratio than Titan Auto's Michigan business. However, the Company's approach in Arizona allows it to operate at a lower expense ratio relative to its Michigan non-standard automobile insurance business. Titan Auto's expense ratio for the three month periods ended March 31, 1996 and March 31, 1995 remained relatively stable.

     The public entity program's statutory combined ratio for the three months ended March 31, 1996 increased to 102.7% from 89.4% for the same period in 1995. Unusually high public entity claims frequency in the first quarter gave rise to a 76.1% loss ratio for the three months ended March 31, 1996, compared to 60.8% for the same period in 1995. Property damage losses associated with the severe winter storms occurring in early 1996 were the primary cause of the increased loss ratio for the quarter, although the Company did also experience approximately $750,000 in adverse loss development on prior accident years. The public entity program's statutory expense ratio for the three months ended March 31, 1996 decreased to 26.6% compared to 28.6% for the same period in 1995, primarily due to economies of scale realized on the increased volume of net premiums written.

  Agents' Commissions

     Commissions paid to independent insurance agents currently represent the Company's most significant policy acquisition cost. For the three months ended March 31, 1996, agents' commissions were 11.5% of premiums earned, versus 15.8% of premiums earned for the comparable period of 1995. Such decrease is primarily attributable to the increased portion of Titan Auto's premium which is written through its Company-owned customer service centers, and Titan Auto's discontinuation in February 1995 of an override commission paid to a non-standard automobile agency.

  Other Lines

     During the three months ended March 31, 1996, the Company's program to offer personal lines automobile insurance to educators in the State of Minnesota wrote approximately $1.0 million in premiums, compared to $539,000 during the first quarter of 1995. The results of this program were not significant to the Company's results of operations.

     Effective March 1, 1996, the Company discontinued its miscellaneous surety program, the effect of which was not material to the Company's operations.

  Amortization of Intangible Assets

     In connection with its acquisitions of non-standard automobile insurance operations, the Company has capitalized intangible assets to be amortized in future periods. For the three months ended March 31, 1996, $493,000 of such costs were amortized compared to $190,000 for the same period in 1995.

  Net Income

     Net income for the three months ended March 31, 1996 increased 29% over net income for the first quarter of 1995, rising to $3.1 million versus $2.4 million for the same period of 1995. Earnings per share for the first quarter of 1996 were $0.34, up from $0.32 for the first quarter of 1995, based on a 24% increase in weighted average shares. The increase in shares was a result of the Company's stock offering completed in November 1995. Net realized gains on sales of investments were insignificant (less than $0.01 per share) for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's insurance subsidiaries receive substantial cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and other operating expenses. Holdings' principal source of cash is dividends from its insurance subsidiaries.

     Net cash provided by operating activities was $8.9 million for the three months ended March 31, 1996, compared with $11.5 million for the same period in 1995. This decrease of $2.6 million (or 22%) is primarily attributable to an elevated level of losses paid during the first quarter of 1996 as compared to the first quarter of 1995.

     The Company's liquidity depends largely on its investment portfolio. At March 31, 1996, cash and cash equivalents and short-term investments comprised 7% of total investments, and fixed maturities, excluding collateralized mortgage obligations, comprised 65% of total investments.

     For the three months ended March 31, 1996, the net unrealized loss on investments increased by $837,000 from $17,000 at December 31, 1995 to $854,000 at March 31, 1996 as interest rates rose. Although a significant portion of the Company's investment portfolio is considered to be available for sale, management does not intend to liquidate the fixed maturity portfolio. At March 31, 1996, the Company maintained cash and cash equivalents of $9.3 million to meet payment obligations.

     Cash used by investing activities during the first quarter of 1996 include the Company's February 1996 purchase of the assets of a Texas non-standard automobile insurance distribution system for approximately $1.7 million. Also, Indemnity expended approximately $600,000 on capital improvements to its future home office facilities in San Antonio, Texas, during the three months ended March 31, 1996. Future capital improvements to the building and adjacent retail center are not expected to be material to the working capital of Indemnity. A portion of these facilities will be utilized by the Company and the remainder will be leased.

     Holdings and WestPac have access to a credit facility with Dresdner Bank AG as agent which includes: a $10 million revolving credit facility which can be utilized until June 30, 2000 for working capital purposes by Holdings (no borrowings currently outstanding), a $20 million term loan ($20 million borrowed with

$10 million repaid in 1995 and no longer available), and a $15 million revolving credit facility which can be utilized until August 7, 1996 by WestPac ($7 million outstanding).

     The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In 1996, Holdings could receive up to $5.9 million in dividends from Indemnity without prior regulatory approval. Based upon the current working capital of Holdings and its $10 million revolving credit facility, Holdings currently does not anticipate that any payment of dividends in 1996 from the insurance subsidiaries will be necessary to meet its current liquidity requirements, including its obligations under the credit facility (approximately $4 million of principal and interest) and to pay dividends to its shareholders.

     In April, 1996, the Company concluded its acquisition of an existing agency distribution system in Nevada. The Company also has a definitive agreement to acquire an existing agency distribution system in Colorado, although there can be no assurance that this transaction will be consummated. Neither of these transactions are significant to the Company's financial resources.

                                    PART II

                               OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     There have been no material developments to the legal proceedings as reported in the Company's Form 10-K for the year ended December 31, 1995.

ITEM 2 -- CHANGES IN SECURITIES

     Not applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 1996, at the Company's Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

                                                                   AFFIRMATIVE        VOTES
                                                                      VOTES          WITHHELD
                                                                   -----------       --------
    Michael J. Bodayle...........................................    7,804,968        222,053
    Lucius E. Burch, III.........................................    7,804,968        222,053
    Hector DeLeon................................................    7,804,868        222,153
    E.B. Lyon, III...............................................    7,804,816        222,205
    Thomas E. Mangold............................................    7,804,916        222,105
    Christopher J. Murphy, III...................................    7,804,568        222,453
    Mark E. Watson, Jr. .........................................    7,804,868        222,153
    Toby S. Wilt.................................................    7,804,968        222,053
    Gary V. Woods................................................    7,804,968        222,053

     The following proposals were also approved at the meeting:

                                                           AFFIRMATIVE    NEGATIVE     VOTES
                                                              VOTES        VOTES      WITHHELD
                                                           -----------    --------    --------
1.    Amendment to Articles of Incorporation which
      increases the authorized shares from 10,000,000 to
      40,000,000 shares..................................    7,423,185     594,963      8,646
2.    Amendment to 1993 Stock Option Plan................    7,775,995     189,407     61,392
3.    Appointment of KPMG Peat Marwick LLP as auditors
      for 1996...........................................    8,017,069       3,780      5,945

ITEM 5 -- OTHER INFORMATION

     Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit:

        27.1  -- Financial Data Schedule -- March 31, 1996

     (b) During the quarter ended March 31, 1996, there were no current reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TITAN HOLDINGS, INC.
                                            (Registrant)

Date: May 10, 1996                          By: /s/  MARK E. WATSON, JR.
                                                -------------------------------
                                                     Mark E. Watson, Jr.
                                                         President
                                                  Chief Executive Officer

Date: May 10, 1996                          By:    /s/  MIKE BODAYLE
                                                --------------------------------
                                                        Mike Bodayle
                                                  Executive Vice President
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                        DESCRIPTION
- ---------- ----------------------------------------------------------------------------------
   27.1    -- Financial Data Schedule