Form 10-Q
period 1996-06-30
TITAN HOLDINGS INC
filed 1996-08-14
CIK 904975

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                              --------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------


Commission File Number:             0-22000
                       ---------------------------------------------------------

                               TITAN HOLDINGS, INC.
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  Texas                                   74-2289827
- --------------------------------------------------------------------------------
       (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

                          1020 N.E. Loop 410, Suite 700
                            San Antonio, Texas  78209
- --------------------------------------------------------------------------------
                     (Address of principal executive offices)
                                    (Zip Code)

                                  (210) 824-4546
- --------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   On August 9, 1996 there were outstanding 9,487,164 shares of Common Stock, $.01 par value of the registrant.

                                     PART I
                             FINANCIAL INFORMATION



ITEM 1  - FINANCIAL STATEMENTS
- ------------------------------


                                                                        Page
                                                                        ----
Condensed Consolidated Balance Sheets                                    2

Condensed Consolidated Statements of Income                              3

Condensed Consolidated Statements of Shareholders' Equity                4

Condensed Consolidated Statements of Cash Flows                          5

Notes to Condensed Consolidated Financial Statements                     6

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                              JUNE 30,           DECEMBER 31,
                                                                                1996                 1995
                                                                            -------------        -------------
                                                                            (UNAUDITED)
                      ASSETS
Investments:
    Fixed maturities available for sale, at market value
           (amortized cost: $118,994 and $112,309)  . . . . . . . . . . . . .   $  117,981        $     112,990
    Fixed maturities held to maturity, at amortized cost
           (market value: $18,627 and $19,982)  . . . . . . . . . . . . . . .       18,747               19,871
    Equity securities, at market value (cost: $13,461 and $15,489)  . . . . .       12,567               14,679
    Short-term investments, at cost which approximates market value   . . . .        3,844                4,898
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .        7,120               11,008
    Premium finance contracts   . . . . . . . . . . . . . . . . . . . . . . .       18,575               12,858
    Mortgage notes receivable   . . . . . . . . . . . . . . . . . . . . . . .       15,190               12,281
    Other invested assets   . . . . . . . . . . . . . . . . . . . . . . . . .        2,966                5,273
                                                                                ----------        -------------
                 Total investments  . . . . . . . . . . . . . . . . . . . . .      196,990              193,858

Amounts due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . .       47,174               42,589
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,346               18,942
Deferred income taxes recoverable . . . . . . . . . . . . . . . . . . . . . .        5,809                4,586
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .       13,269               11,083
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .       11,706               10,086
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,064                5,174
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,005               20,769
                                                                                ----------        -------------
                                                                                $  327,363        $     307,087
                                                                                ==========        =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Reserve for unpaid losses and loss expenses   . . . . . . . . . . . . . .  $   133,837       $      122,811
    Unearned premiums       . . . . . . . . . . . . . . . . . . . . . . . . .       53,924               45,178
    Notes payable and capitalized lease obligations   . . . . . . . . . . . .       12,186               12,319
    Note payable - premium finance subsidiary   . . . . . . . . . . . . . . .       11,000                7,000
    Other liabilities       . . . . . . . . . . . . . . . . . . . . . . . . .       11,578               19,295
                                                                               -----------       --------------
                 Total liabilities  . . . . . . . . . . . . . . . . . . . . .      222,525              206,603
                                                                               -----------       --------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
            no shares issued or outstanding . . . . . . . . . . . . . . . . .            -                    -
    Common stock, $.01 par value. Authorized 40,000,000 shares;
           issued and outstanding; 1996 - 9,484,300 shares;
           1995 - 9,026,511 shares  . . . . . . . . . . . . . . . . . . . . .           95                   90
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .       61,733               54,274
    Retained earnings       . . . . . . . . . . . . . . . . . . . . . . . . .       44,171               46,137
    Net unrealized loss on investments, net of deferred
            tax benefit of $629 and $9    . . . . . . . . . . . . . . . . . .      (1,161)                 (17)
                                                                               ----------        -------------
                 Total shareholders' equity . . . . . . . . . . . . . . . . .      104,838              100,484
                                                                               -----------       --------------
                                                                               $   327,363       $      307,087
                                                                               ===========       ==============

          See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                           1996          1995           1996           1995
                                                       -----------    -----------    -----------    -----------
Revenues and other income:
  Premiums written  . . . . . . . . . . . . . . . . .  $    39,403    $     32,421   $    86,056    $    69,153
  Premiums ceded  . . . . . . . . . . . . . . . . . .       (2,604)         (2,394)       (4,894)        (5,231)
                                                      ------------    ------------   -----------    -----------
    Net premiums written  . . . . . . . . . . . . . .       36,799          30,027        81,162         63,922
  Decrease (increase) in unearned premiums  . . . . .          864            (581)       (8,683)        (7,639)
                                                      ------------    ------------   -----------    -----------
    Premiums earned   . . . . . . . . . . . . . . . .       37,663          29,446        72,479         56,283
  Fee and ceding commission income  . . . . . . . . .        2,522             990         3,561          1,672
  Net investment income   . . . . . . . . . . . . . .        3,036           2,410         6,180          4,646
  Net realized gains on sales of investments  . . . .          391              45           473            147
                                                       -----------    ------------   -----------    -----------
      Total revenues and other income   . . . . . . .       43,612          32,891        82,693         62,748
                                                       -----------    ------------   -----------    -----------

Expenses:
  Losses and loss expenses  . . . . . . . . . . . . .       23,365          18,758        45,840         35,422
  Agents' commissions   . . . . . . . . . . . . . . .        4,794           4,185         8,780          8,103
  Other operating expenses  . . . . . . . . . . . . .       10,109           6,305        18,243         12,215
                                                       -----------    ------------   -----------    -----------
      Total expenses  . . . . . . . . . . . . . . . .       38,268          29,248        72,863         55,740
                                                       -----------    ------------   -----------    -----------

      Income before income tax expense  . . . . . . .        5,344           3,643         9,830          7,008

Income tax expense  . . . . . . . . . . . . . . . . .        1,652           1,162         3,052          2,135
                                                       -----------    ------------   -----------    -----------

      Net income  . . . . . . . . . . . . . . . . . .  $     3,692    $      2,481   $     6,778    $     4,873
                                                       ===========    ============   ===========    ===========

Net income per share  . . . . . . . . . . . . . . . .  $       .38    $        .32   $       .71    $       .63
                                                       ===========    ============   ===========    ===========

Weighted average shares outstanding . . . . . . . . .        9,607           7,756         9,589          7,744
                                                       ===========    ============   ===========    ===========

          See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)
                       (in thousands, except share data)



                                                 COMMON STOCK          ADDITIONAL                   NET UNREALIZED       TOTAL
                                          -------------------------     PAID-IN       RETAINED     GAIN (LOSS) ON   SHAREHOLDERS'
                                            SHARES         AMOUNT       CAPITAL       EARNINGS       INVESTMENTS        EQUITY
                                          ----------     ----------   -----------   ------------   ---------------  -------------
Balances at December 31, 1995              9,026,511     $       90   $     54,274   $    46,137    $     (17)      $   100,484
         Effect of stock dividend
            at May 13, 1996                  451,189              4          7,384        (7,388)                          -
         Common stock issued for
            exercise of stock options          6,600              1             75                                           76
         Net income                                                                        6,778                          6,778
         Net unrealized loss                                                                           (1,144)           (1,144)
         Dividends to shareholders                                                        (1,356)                        (1,356)
                                           ---------     ----------    -----------   -----------    ---------       -----------
Balances at June 30, 1996                  9,484,300     $       95    $    61,733   $    44,171    $  (1,161)      $   104,838
                                           =========     ==========    ===========   ===========    =========       ===========


Balances at December 31, 1994              7,012,382     $       70    $    29,808   $    41,468    $  (4,791)      $    66,555
         Effect of stock dividend
            at June 1, 1995                  350,580              3          3,809        (3,812)                          -
         Net income                                                                        4,873                          4,873
         Net unrealized gain                                                                            3,787             3,787
         Dividends to shareholders                                                          (983)                          (983)
                                           ---------     ----------    -----------   -----------    ---------       -----------
Balances at June 30, 1995                  7,362,962     $       73    $    33,617   $    41,546    $  (1,004)      $    74,232
                                           =========     ==========    ===========   ===========    =========       ===========

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                            ----------------------------------
                                                                                1996                  1995
                                                                            -------------        -------------
Cash flows from operating activities:
  Net income                                                                $       6,778        $       4,873
  Adjustments to reconcile net income to net cash provided by operating activities:
      Receivables                                                                  (9,989)              (8,712)
      Deferred income taxes                                                          (606)                 372
      Deferred policy acquisition costs                                            (1,620)                (878)
      Reserve for unpaid losses and loss expenses                                  11,026               13,243
      Unearned premiums                                                             8,746                8,786
      Depreciation and amortization                                                   703                  494
      Other                                                                        (2,019)                (238)
                                                                            -------------        -------------
        Net cash provided by operating activities                                  13,019               17,940
                                                                            -------------        -------------

Cash flows from investing activities:
  Purchases of investments                                                        (49,838)             (59,569)
  Proceeds from sales and maturities of investments                                38,870               48,630
  Payable for securities                                                              555               (2,696)
  Contingent consideration paid, related to 1992
    purchase transaction                                                           (6,832)              (1,801)
  Net assets acquired in purchase transactions                                     (2,019)                 ---
  Purchases of building, property and equipment                                    (2,953)                (835)
  Other                                                                             2,723                  804
                                                                            -------------        -------------
        Net cash used by investing activities                                     (19,494)             (15,467)
                                                                            -------------        -------------

Cash flows from financing activities:
  Proceeds from borrowings - premium finance subsidiary                             4,000                3,000
  Repayments of borrowings                                                           (133)                (132)
  Proceeds from sale of common stock issued for
    exercise of options                                                                76                  ---
  Payment of dividends                                                             (1,356)                (983)
                                                                            -------------        -------------
        Net cash provided by financing activities                                   2,587                1,885
                                                                            -------------        -------------

        Net (decrease) increase in cash and cash equivalents                       (3,888)               4,358
Cash and cash equivalents:
  Beginning of the period                                                          11,008                9,449
                                                                            -------------        -------------
  End of the period                                                         $       7,120        $      13,807
                                                                            =============        =============

          See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)




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

(2) NET INCOME PER SHARE

    Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, calculated on a daily basis. The weighted average shares outstanding include common stock equivalents relating to dilutive outstanding stock options and warrants. On May 13, 1996 the Company effected a 5% stock dividend. Prior year weighted average shares outstanding and per share amounts have been restated accordingly.

(3) NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

    In July 1996, the Company increased the limits of its credit facility from $45 million to $55 million. The credit facility includes a $10 million revolving line of credit that can be utilized by the Company for working capital purposes until June 30, 2000 (none outstanding), a $20 million term loan available to the Company's insurance subsidiaries to increase underwriting capacity ($10,000,000 currently outstanding and $10,000,000 available through September 30, 1996), and a $25 million revolving credit facility available to the Company's premium finance operations ($11,000,000 currently outstanding). The credit facility bears interest at various interest options and contains certain financial covenants. At June 30, 1996, the Company was in compliance with the financial covenants stated in the credit facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    Titan Holdings, Inc. ("Holdings") is a property and casualty insurance holding company with two insurance subsidiaries, Titan Insurance Company ("Insurance") and Titan Indemnity Company ("Indemnity"). Both Insurance and Indemnity underwrite non-standard personal lines automobile insurance programs as ("Titan Auto") in Michigan, Arizona and Nevada, and a program for small to medium-sized public entities is underwritten nationwide through Indemnity. In July 1996, Titan Auto commenced underwriting non-standard personal lines automobile insurance programs in Texas and Colorado. Holdings also offers premium financing through another subsidiary, Westchester Premium Acceptance Corporation ("WestPac").

    Earnings per share data for the three and six months ended June 30, 1995 have been restated for the effects of a 5% stock dividend effective May 13, 1996.

RESULTS OF OPERATIONS

   Premiums by Line

    The following table presents the dollar amount and percentage of total premiums written, net premiums written and premiums earned, by principal line of business for the periods indicated.


                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------  ---------------------------------------
                                              1996               1995                 1996               1995
                                        -----------------  -----------------  ------------------  -------------------
                                                                  (DOLLARS IN THOUSANDS)
Non-standard Automobile
   Premiums written                     $  24,963   63.4%  $  20,435   63.0%  $ 50,537     58.7%  $ 38,955      56.3%
   Net premiums written                    23,786   64.6%     19,121   63.7%    48,491     59.7%    36,407      57.0%
   Premiums earned                         23,141   61.4%     17,265   58.6%    43,821     60.5%    31,928      56.7%
Public Entity
   Premiums written                     $  13,076   33.2%     10,905   33.6%    33,014     38.4%    28,208      40.8%
   Net premiums written                    12,041   32.7%      9,865   32.9%    30,722     37.9%    25,771      40.3%
   Premiums earned                         13,538   35.9%     11,066   37.6%    26,652     36.8%    22,011      39.1%
Total (including miscellaneous lines)
   Premiums written                     $  39,403  100.0%     32,421  100.0%    86,056    100.0%    69,153     100.0%
   Net premiums written                    36,799  100.0%     30,027  100.0%    81,162    100.0%    63,922     100.0%
   Premiums earned                         37,663  100.0%     29,446  100.0%    72,479    100.0%    56,283     100.0%

   Premiums Written

    Total premiums written for the three months ended June 30, 1996 increased $7 million (22%) to $39.4 million and for the six months ended June 30, 1996, increased $16.9 million (24%) to $86.1 million, versus comparable periods in 1995. The increase is attributable to growth in both of the Company's major lines of business. Titan Auto's operations in Michigan and Arizona continued to expand as non-standard automobile premiums written for the three and six months ended June 30, 1996 increased by 23% and 30%, respectively, over the same periods in 1995. Titan Auto's Arizona operation, purchased in September 1994, continued its growth, producing $4.7 million in premiums written for the three months ended June 30, 1996 and $9.9 million for the six months ended June 30, 1996, representing increases of 43% and 70%, respectively, over the three and six month periods ending June 30, 1995. Titan Auto's growth in Arizona is attributable in part to a rate increase implemented in mid-1995 and to the continued success of marketing through Titan's direct response centers. Titan Auto's Michigan operations experienced increases over 1995 of 16% and 22%, respectively, for the three months and six months ended June 30, 1996 due to the Company's ongoing marketing efforts and growth in the marketplace. The public entity program continued its positive trend by increasing premiums written by $2.2 million (20%) to $13.1 million and $4.8 million (17%) to $33.0 million for the three months and six months ended June 30, 1996, respectively, versus comparable periods of a year ago. The increase comes principally from states where additional State Managers (field marketing representatives) have been deployed, increasing market coverage.

    The Company is currently expanding its non-standard automobile insurance operations into additional states, principally through the acquisition of existing non-standard automobile agency distribution systems. On April 15, 1996, the Company commenced underwriting in Nevada, producing $362,000 in direct written premiums through June 30, 1996. The Company's underwriting operations in Texas and Colorado commenced in July 1996.

    As an enhancement to its public entity program, in the second quarter of 1996 the Company initiated a program to offer workers' compensation insurance to its public entity insureds in Pennsylvania. The Company plans to expand the program to other states in the future. This line of business is not expected to be material to the Company's 1996 operations, as its risk exposure is limited by the participation of its reinsurer, Munich American Reinsurance Company, who will absorb 85% of the risk exposure. Also during the second quarter of 1996, the Company introduced a new public entity underwriting product, the Horizon package policy. Under the Horizon program, separate product lines are combined into a single-package policy, allowing a more streamlined approach to policy quoting, rating and issuance.

   Premiums Ceded

    Premiums ceded represent the cost of reinsurance purchased by the Company which generally is a function of the amount of premiums written and the level of risk transferred to the reinsurer. Premiums ceded as a percent of premiums written for the three and six months ended June 30, 1996 were 6.6% and 5.7%, respectively, down from 7.4% and 7.6% for the corresponding periods of 1995. The decreases in reinsurance costs are attributable to a reduction in the MCCA assessment rate in early 1996 together with a reduction in the public entity program's reinsurance premium rates due to the Company increasing its net retentions. At the renewal of the public entity program's casualty reinsurance contract effective January 1, 1996, the Company increased its net retention from $500,000 to $750,000 per occurrence for casualty risks, and effective April 1, 1996, the Company increased its net retention on public entity property risks from $200,000 to $500,000 per occurrence.

   Premiums Earned

    Premiums earned are the result of net premiums written which are recognized as income on a pro rata basis over the terms of the respective insurance policies issued. Premiums earned for both the three and six months ended June 30, 1996 increased 28% to $37.7 million and $72.5 million, respectively, compared to the three and six months ended June 30, 1995. In the three months ended June 30, 1996 versus the same period in 1995, Titan Auto earned premium increased $5.9 million (34%) to $23.1 million, and public entity earned premium increased $2.5 million (22%) to $13.5 million. For the six months ended June 30, 1996 Titan Auto premiums earned increased $11.9 million (37%) to $43.8 million coupled with a $4.6 million increase (21%) to $26.7 million in public entity earned premium, compared to the same periods of a year earlier. Such increases are primarily attributable to the increases in premiums written and the overall reduction in premiums ceded referred to above.

   Fee and Ceding Commission Income

     The non-standard automobile operations generate certain installment billing fees and policy fees. Ceding commissions received from reinsurers represent the reimbursement of policy acquisition expenses or profit commissions based on loss experience. The increase in fee and ceding commission income, compared to a year ago, of $1.5 million (155%) to $2.5 million for the three months ended June 30, 1996 and $1.9 million (113%) to $3.6 million for the six months ended June 30, 1996 stems primarily from increased policy fee income associated with the growth of Titan Auto's operations.

   Net Investment Income

    For the three months ended June 30, 1996, net investment income increased $626,000 (26%) to $3.0 million versus $2.4 million for the three months ended June 30, 1995 and increased $1.5 million (33%) to $6.2 million for the six months ended June 30, 1996 compared to $4.6 million for the same period a year ago. This increase in the Company's net investment income is the result of cash provided by operations and the proceeds of the Company's secondary stock offering in late 1995. At June 30, 1996 the average yield of the investment portfolio was 6.4% compared to 6.3% at June 30, 1995. The Company continues to maintain a relatively short average duration of 2.9 years in its investment portfolio.

    Interest income on premium finance contracts increased to $443,000 and $800,000, respectively, for the three and six month periods ended June 30, 1996 versus $323,000 and $578,000 for the respective three and six month periods ended June 30, 1995. Total premiums financed during the six months ended June 30, 1996 of $23.2 million represents an increase of 56% over the amount financed during the first six months of 1995. This growth in the premium finance program is attributed to successful increased marketing efforts and expansion into new territories.

   Net Realized Gains on Investments

    Although for accounting purposes the Company considers a significant portion of its investment portfolio to be available for sale, the Company's operating plan does not generally contemplate investment gains as a component of net income. For the three and six months ended June 30, 1996, net gains of $391,000 and $473,000, respectively, were realized versus $45,000 and $147,000, respectively, for the three and six month periods of 1995.


   Combined Ratios

    The following table sets forth the Company's combined ratio and the components thereof by principal line of business under generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP") for the periods indicated.

                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------     ----------------------------------
                                            1996               1995               1996               1995
                                      ---------------    ---------------     --------------     ---------------
    GAAP
    Non-Standard Automobile
    Loss                                     57.7%              62.8%              56.8%              63.2%
    Expense*                                 27.5               24.5               27.7               26.0
                                           ------             ------             ------             ------
         Combined                            85.2               87.3               84.5               89.2
                                           ======             ======             ======             ======

    Public Entity
    Loss                                     66.7               62.9               71.3               61.9
    Expense                                  30.8               35.2               29.6               33.4
                                           ------             ------             ------             ------
         Combined                            97.5               98.1              100.9               95.3
                                           ======             ======             ======             ======

    Total (including miscellaneous lines)
    Loss                                     62.0               63.7               63.2               62.9
    Expense*                                 29.0               29.9               28.6               30.7
                                           ------             ------             ------             ------
         Combined                            91.0%              93.6%              91.8%              93.6%
                                           ======             ======             ======             ======


    SAP
    Non-Standard Automobile
    Loss                                     57.7%              65.4%              56.8%              64.5%
    Expense*                                 27.3               24.0               26.8               25.0
                                           ------             ------             ------             ------
         Combined                            85.0               89.4               83.6               89.5
                                           ======             ======             ======             ======

    Public Entity
    Loss                                     66.7               62.9               71.3               61.9
    Expense                                  31.6               36.5               28.6               31.6
                                           ------             ------             ------             ------
         Combined                            98.3               99.4               99.9               93.5
                                           ======             ======             ======             ======

    Total (including miscellaneous lines)
    Loss                                     62.0               65.1               63.2               63.9
    Expense*                                 28.6               28.8               27.4               28.7
                                           ------             ------             ------             ------
         Combined                            90.6%              93.9%              90.6%              92.6%
                                           ======             ======             ======             ======


* 1995 Restated to exclude amortization of intangible assets.

    For the three months ended June 30, 1996 the Company's overall statutory combined ratio decreased to 90.6% versus 93.9% for the comparable period of 1995, while for the six months ended June 30, 1996 the overall combined ratio decreased to 90.6% from 92.6%. The decreases are attributable to improvements in both the overall loss and expense ratio components. The Company's overall GAAP combined ratios experienced the same trends as the SAP ratios.

    Titan Auto's statutory combined ratio for the three months ended June 30, 1996 decreased to 85.0% compared to 89.4% for the same period a year ago, due to a decrease in the loss ratio which was partially offset by an increase in the expense ratio. Titan Auto's loss ratio decrease is attributed to favorable loss experience in Michigan. The Company's Arizona non-standard automobile insurance business, consistent with the Arizona insurance market in general, is underwritten at a higher loss ratio than Titan Auto's Michigan business. However, the Company's approach in Arizona allows it to operate at a lower expense ratio relative to its Michigan non-standard automobile insurance business. Titan Auto's statutory expense ratio for the three months ended June 30, 1996 increased to 27.3% from 24.0% for the same period in 1995, primarily due to the expansion of the Company's non-standard automobile program into Nevada, Texas and Colorado and the associated requisite capital and human resource investment in a number of direct response centers which did not begin producing premium volume until late second quarter and early third quarter. For the six months ended June 30, 1996 compared to the same period of 1995, Titan Auto's operating ratios experienced the same trends as those for the three months ended June 30, 1996 and 1995.

    The public entity program's statutory combined ratio for the three months ended June 30, 1996 decreased compared to the same quarter in 1995, from 99.4% to 98.3%. This decrease is the result of a lower expense ratio, 31.6% for the quarter ended June 30, 1996 down from 36.5% for the quarter ended June 30, 1995, offset by an increase in the loss ratio component to 66.7% from 62.9% for the same period of 1995. The improvement in the expense ratio was in part a result of the fact that the Company refocused a significant portion of its developmental efforts to expansion in non-standard automobile markets. Economies of scale created by the increased volume of net premiums written in 1996 also contributed to the decrease in the expense ratio as a portion of public entity costs do not vary in direct proportion to premium growth. The increase in the public entity loss ratio for the three and six month periods ended June 30, 1996 over the same periods of 1995 is due to adverse loss development of approximately $1.1 million on prior accident years, and to property damage losses incurred in the first quarter of 1996 associated with severe winter storms.

   Agent's Commissions

    Commissions paid to independent insurance agents currently represent the Company's most significant policy acquisition cost. For the three and six months ended June 30, 1996, agent's commissions were 12.7% and 12.1% of premiums earned, respectively, versus 14.2% and 14.4% of premiums earned, respectively, for the comparable periods of 1995. Such decrease is primarily attributable to the growth of the Company's non-standard automobile direct response centers together with Titan Auto's discontinuation in February 1995 of an override commission paid to a non-standard automobile agency.

   Other Lines

    During the three months ended June 30, 1996, the Company's program to offer personal lines automobile insurance to educators in the State of Minnesota wrote approximately $1.4 million in premiums, compared to $861,000 during the same period of 1995. Premiums written for the six months ended June 30, 1996 totaled $2.4 million, up from $1.4 million for the first six months of 1995. The results of this program were not significant to the Company's results of operations.

   Amortization of Intangible Assets

    In connection with its acquisitions of non-standard automobile insurance operations, the Company has capitalized intangible assets to be amortized in future periods. For the three and six months ended June 30, 1996, $507,000 and $1 million, respectively, of such costs were amortized compared to $226,000 and $414,000, respectively, amortized during the three and six month periods ended June 30, 1995. The increase in 1996 compared to 1995 is attributable to the Company's purchases of non-standard automobile insurance distribution systems in 1996 and 1995.

   Net Income

    Net income for the three months ended June 30, 1996 increased $1.2 million (49%) to $3.7 million from $2.5 million and net income for the six months ended June 30, 1996 increased $1.9 million (39%) to $6.8 million, versus $4.9 million for the same period a year ago.

    Net income per share was $.38 for the three months ended June 30, 1996, up from $.32 per share for the three months ended June 30, 1995. For the six months ended June 30, 1996, earnings per share were $.71, up from $.63 for the first six months of 1995. These 1996 increases in earnings per share are based on a 24% increase in weighted average shares outstanding over the comparable periods of 1995, due to the Company's stock offering completed in November
1995.   Net after tax realized gains on sales of investments were $.03 per share for the three and six month periods ending June 30, 1996, versus per share amounts of less than $.02 for the comparable year-earlier periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's insurance subsidiaries receive substantial cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and other operating expenses. Holdings' principal source of cash is dividends from its insurance subsidiaries.

    Net cash provided by operating activities was $13.0 million for the six months ended June 30, 1996, compared with $17.9 million for the same period in 1995. This decrease of $4.9 million is primarily attributable to an elevated level of losses paid during the first six months of 1996 as compared to the first half of 1995.

    The Company's liquidity depends largely on its investment portfolio. At June 30, 1996, cash and cash equivalents and short-term investments comprised 6% of total investments, and fixed maturities, excluding collateralized mortgage obligations, comprised 68% of total investments.

    For the six months ended June 30, 1996, the net unrealized loss on investments increased $1.1 million from $17,000 at December 31, 1995 to $1.2 million at June 30, 1996 as interest rates rose. Although a significant portion of the Company's investment portfolio is considered to be available for sale, management does not intend to liquidate the fixed maturity portfolio. At June 30, 1996, the Company maintained cash and cash equivalents of $7.1 million to meet payment obligations.

    Cash used by investing activities during the first six months of 1996 include the Company's purchase of the assets of non-standard automobile insurance distribution systems in Texas and Nevada for approximately $2.0 million. Also, Indemnity expended approximately $1.2 million on capital improvements to its future home office facilities in San Antonio, Texas during the six months ended June 30, 1996. Future capital improvements to the building and adjacent retail center are not expected to be material to the working capital of Indemnity. A portion of these facilities will be utilized by the Company and the remainder will be leased.

    In July 1996, the Company and WestPac renegotiated the existing credit facility, at substantially the same terms, with Dresdner Bank AG as agent which includes: a $10 million revolving credit facility which can be utilized until June 30, 2000 for working capital purposes by the Company (no borrowings currently outstanding), a $20 million term loan ($10 million currently outstanding and $10 million which can be utilized until September 30, 1996), and a $25 million revolving credit facility which can be utilized until August 7, 1997 by WestPac ($11,000,000 outstanding). The Company plans to borrow the remaining $10 million available to the insurance subsidiaries in order to reduce the underwriting leverage of those subsidiaries.

    The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In 1996, Holdings could receive up to $5.9 million in dividends from Indemnity without prior regulatory approval. Based upon the current working capital of Holdings and its $10 million revolving credit facility, Holdings currently does not anticipate that any payment of dividends in 1996 from the insurance subsidiaries will be necessary to meet its current liquidity requirements, including its obligations under the credit facility and to pay dividends to its shareholders.

                                    PART II
                               OTHER INFORMATION


ITEM 1   - LEGAL PROCEEDINGS

    There have been no material developments to the legal proceedings as reported in the Company's form 10-K for the year ended December 31, 1995.


ITEM 2   - CHANGES IN SECURITIES

    Not applicable.


ITEM 3   - DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5   - OTHER INFORMATION

    Not applicable.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.64 - Loan Agreement dated July 30, 1996 among Titan Holdings, Inc. as borrower, and Dresdner Bank AG, New York and Grand Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and Dresdner Bank AG, New York Branch as Agent

         10.65 - Pledge Agreement dated as of July 30, 1996 among Titan Holdings, Inc. and Dresdner Bank, AG, New York and Grand Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and Dresdner Bank, AG, New York Branch as Agent

         10.66 - Loan Agreement dated July 30, 1996 among Westchester Premium Acceptance Corporation as borrower, and Dresdner Bank AG, New York and Grand Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and Dresdner Bank AG, New York Branch as Agent

         10.67 - Pledge and Security Agreement dated as of July 30, 1996 among Westchester Premium Acceptance Corporation and Dresdner Bank, AG, New York and Grand Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and Dresdner Bank, AG, New York Branch as Agent and Collateral Agent

         27.2  - Financial Data Schedule - June 30, 1996

    (b) During the quarter ended June 30, 1996, there were no current reports on Form 8-K filed.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TITAN HOLDINGS, INC.
                                                     (Registrant)


Date August 12, 1996                    By: /s/ MARK E. WATSON, JR.
                                           --------------------------------
                                            Mark E. Watson, Jr.
                                            President
                                            Chief Executive Officer



Date August 12, 1996                    By: /s/ MIKE BODAYLE
                                           --------------------------------
                                           Mike Bodayle
                                           Executive Vice President
                                           Chief Financial Officer

                              INDEX TO EXHIBITS


    Exhibit No.                  Description
    -----------                  -----------
         10.64 - Loan Agreement dated July 30, 1996 among Titan Holdings, Inc.
                 as borrower, and Dresdner Bank AG, New York and Grand Cayman
                 Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A.
                 and Dresdner Bank AG, New York Branch as Agent

         10.65 - Pledge Agreement dated as of July 30, 1996 among Titan
                 Holdings, Inc. and Dresdner Bank, AG, New York and Grand
                 Cayman Branches, Bank One Texas, N.A., and Nationsbank of
                 Texas, N.A. and Dresdner Bank, AG, New York Branch as Agent

         10.66 - Loan Agreement dated July 30, 1996 among Westchester Premium
                 Acceptance Corporation as borrower, and Dresdner Bank AG, New
                 York and Grand Cayman Branches, Bank One Texas, N.A., and
                 Nationsbank of Texas, N.A. and Dresdner Bank AG, New York
                 Branch as Agent

         10.67 - Pledge and Security Agreement dated as of July 30, 1996 among
                 Westchester Premium Acceptance Corporation and Dresdner Bank,
                 AG, New York and Grand Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and Dresdner Bank, AG, New York
                 Branch as Agent and Collateral Agent

         27.2  - Financial Data Schedule - June 30, 1996