Form 10-Q
period 1996-09-30
TITAN HOLDINGS INC
filed 1996-11-14
CIK 904975

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996
                               -------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ____________________

Commission File Number:         0-22000
                        -------------------------

                            TITAN HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                               74-2289827
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                        1020 N.E. Loop 410, Suite 700
                          San Antonio, Texas  78209
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (210) 824-4546
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes    X     No
      ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   On November 11, 1996 there were outstanding 9,511,779 shares of Common Stock, $.01 par value of the registrant.

                                     PART I
                             FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets                                         2

Condensed Consolidated Statements of Income                                   3

Condensed Consolidated Statements of Cash Flows                               4

Notes to Condensed Consolidated Financial Statements                          5

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  1996                1995
                                                                               -----------       --------------
                                                                               (UNAUDITED)
                      ASSETS
Investments:
    Fixed maturities available for sale, at market value
           (amortized cost: $142,603 and $112,309)  . . . . . . . . . . . . .  $   141,758       $      112,990
    Fixed maturities held to maturity, at amortized cost
           (market value: $16,095 and $19,982)  . . . . . . . . . . . . . . .       16,175               19,871
    Equity securities, at market value (cost: $14,747 and $15,489)  . . . . .       14,025               14,679
    Short-term investments, at cost which approximates market value   . . . .        1,032                4,898
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .        2,843               11,008
    Premium finance contracts   . . . . . . . . . . . . . . . . . . . . . . .       21,087               12,858
    Mortgage notes receivable   . . . . . . . . . . . . . . . . . . . . . . .       16,043               12,281
    Other invested assets   . . . . . . . . . . . . . . . . . . . . . . . . .        3,109                5,273
                                                                               -----------       --------------
                 Total investments  . . . . . . . . . . . . . . . . . . . . .      216,072              193,858

Amounts due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . .       47,909               42,589
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,764               18,942
Deferred income taxes recoverable . . . . . . . . . . . . . . . . . . . . . .        5,955                4,586
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .       16,522               11,083
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .       11,897               10,086
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,675                5,174
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,567               20,769
                                                                               -----------       --------------
                                                                               $   351,361       $      307,087
                                                                               ===========       ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Reserve for unpaid losses and loss expenses   . . . . . . . . . . . . . .  $   141,291       $      122,811
    Unearned premiums       . . . . . . . . . . . . . . . . . . . . . . . . .       53,967               45,178
    Notes payable and capitalized lease obligations   . . . . . . . . . . . .       22,101               12,319
    Note payable - premium finance subsidiary   . . . . . . . . . . . . . . .       13,250                7,000
    Other liabilities       . . . . . . . . . . . . . . . . . . . . . . . . .       12,822               19,295
                                                                               -----------       --------------
                 Total liabilities  . . . . . . . . . . . . . . . . . . . . .      243,431              206,603
                                                                               -----------       --------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
            no shares issued or outstanding . . . . . . . . . . . . . . . . .            -                    -
    Common stock, $.01 par value. Authorized 40,000,000 shares;
           issued and outstanding; 1996 - 9,488,068 shares;
           1995 - 9,026,511 shares  . . . . . . . . . . . . . . . . . . . . .           95                   90
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .       61,774               54,274
    Retained earnings       . . . . . . . . . . . . . . . . . . . . . . . . .       46,936               46,137
    Net unrealized loss on investments, net of deferred
            tax benefit of $471 and $9    . . . . . . . . . . . . . . . . . .         (875)                 (17)
                                                                               -----------       --------------
                 Total shareholders' equity . . . . . . . . . . . . . . . . .      107,930              100,484
                                                                               -----------       --------------
                                                                               $   351,361       $      307,087
                                                                               ===========       ==============

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)



                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                           1996            1995            1996              1995
                                                       -----------      ----------     -----------       ------------
Revenues and other income:
  Premiums written  . . . . . . . . . . . . . . . . .  $    41,553      $   33,540     $   127,609       $    102,693
  Premiums ceded  . . . . . . . . . . . . . . . . . .       (2,991)         (2,819)         (7,885)            (8,050)
                                                       -----------      ----------     -----------       ------------
    Net premiums written  . . . . . . . . . . . . . .       38,562          30,721         119,724             94,643
  Decrease (increase) in unearned premiums  . . . . .          474            (709)         (8,209)            (8,348)
                                                       -----------      ----------     -----------       ------------
  Premiums earned   . . . . . . . . . . . . . . . . .       39,036          30,012         111,515             86,295
  Fee and ceding commission income  . . . . . . . . .        2,113             859           5,674              2,531
  Net investment income   . . . . . . . . . . . . . .        3,221           2,523           9,401              7,169
  Net realized gains on sales of investments  . . . .          177             232             650                379
                                                       -----------      ----------     -----------       ------------
      Total revenues and other income   . . . . . . .       44,547          33,626         127,240             96,374
                                                       -----------      ----------     -----------       ------------

Expenses:
  Losses and loss expenses  . . . . . . . . . . . . .       24,331          18,473          70,171             53,895
  Agents' commissions   . . . . . . . . . . . . . . .        4,939           4,004          13,719             12,107
  Other operating expenses  . . . . . . . . . . . . .       10,087           7,279          28,330             19,494
                                                       -----------      ----------     -----------       ------------
      Total expenses  . . . . . . . . . . . . . . . .       39,357          29,756         112,220             85,496
                                                       -----------      ----------     -----------       ------------

      Income before income tax expense  . . . . . . .        5,190           3,870          15,020             10,878

Income tax expense  . . . . . . . . . . . . . . . . .        1,666           1,157           4,718              3,292
                                                       -----------      ----------     -----------       ------------

      Net income  . . . . . . . . . . . . . . . . . .  $     3,524      $    2,713     $    10,302       $      7,586
                                                       ===========      ==========     ===========       ============

Net income per share  . . . . . . . . . . . . . . . .  $       .37      $      .35     $      1.07       $        .98
                                                       ===========      ==========     ===========       ============

Weighted average shares outstanding . . . . . . . . .        9,624           7,803           9,595              7,761
                                                       ===========      ==========     ===========       ============

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                1996                  1995
                                                                            -------------        -------------
Cash flows from operating activities:
  Net income                                                                $      10,302        $       7,586
  Adjustments to reconcile net income to net cash provided by operating activities:
      Receivables                                                                 (11,142)             (12,966)
      Deferred income taxes                                                          (905)                  35
      Deferred policy acquisition costs                                            (1,811)              (1,125)
      Reserve for unpaid losses and loss expenses                                  18,480               21,774
      Unearned premiums                                                             8,789                9,338
      Depreciation and amortization                                                 1,142                  802
      Other                                                                          (549)                 411
                                                                            -------------        -------------
        Net cash provided by operating activities                                  24,306               25,855
                                                                            -------------        -------------

Cash flows from investing activities:
  Purchases of investments                                                       (116,243)            (123,375)
  Proceeds from sales and maturities of investments                                84,654               79,116
  Payable for securities                                                                -               (2,648)
  Business acquired in purchase transaction and
    contingent consideration paid, net of cash acquired                            (6,832)              (3,547)
  Net assets acquired in purchase transactions                                     (2,053)              (4,202)
  Purchases of property and equipment                                              (6,646)              (3,258)
  Other                                                                               615                1,127
                                                                            -------------        -------------
        Net cash used by investing activities                                     (46,505)             (56,787)
                                                                            -------------        -------------

Cash flows from financing activities:
  Proceeds from borrowings - premium finance subsidiary                             6,250                4,000
  Proceeds from borrowings                                                         10,000               21,500
  Repayments of borrowings                                                           (218)                (224)
  Proceeds from sale of common stock issued for
    exercise of options                                                               117                  134
  Payment of dividends                                                             (2,115)              (1,535)
                                                                            -------------        -------------
        Net cash provided by financing activities                                  14,034               23,875
                                                                            -------------        -------------

        Net decrease in cash and cash equivalents                                  (8,165)              (7,057)
Cash and cash equivalents:
  Beginning of the period                                                          11,008                9,449
                                                                            -------------        -------------
  End of the period                                                         $       2,843        $       2,392
                                                                            =============        =============


     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)




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

(3) NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

    In July 1996, the Company increased the limits of its credit facility from $45 million to $55 million. The credit facility includes a $10 million revolving line of credit that can be utilized by the Company for working capital purposes until June 30, 2000 (none outstanding), a $20 million term loan available to the Company's insurance subsidiaries to increase underwriting capacity ($20,000,000 currently outstanding), and a $25 million revolving credit facility available to the Company's premium finance operations ($13,250,000 outstanding at September 30, 1996). In August 1996, the Company borrowed the remaining $10,000,000 under the term loan and utilized the proceeds to increase the statutory surplus of the Company's insurance subsidiaries. The credit facility bears interest at various interest rate options and contains certain financial, affirmative and negative covenants. At September 30, 1996, the Company was in compliance with the covenants stated in the credit facility with one exception, for which the Company has received a waiver.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    Titan Holdings, Inc. ("Holdings") operates property and casualty insurance companies and related service companies. Holdings' two insurance subsidiaries, Titan Insurance Company and Titan Indemnity Company, provide private passenger non-standard automobile insurance (as "Titan Auto") in five states. Through Titan Indemnity Company, the Company provides property and casualty insurance for small to medium-sized cities, towns, counties and other public entities nationwide (as "Titan Public Entity"). Through Westchester Premium Acceptance Corporation, the Company provides premium financing for commercial accounts.

    Earnings per share data for the three and nine months ended September 30, 1995 have been restated for the effects of a 5% stock dividend effective May 13, 1996.

RESULTS OF OPERATIONS

   Premiums by Line

    The following table presents the dollar amount and percentage of total premiums written, net premiums written and premiums earned, by principal line of business for the periods indicated.


                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------  -----------------------------------
                                                1996               1995             1996               1995
                                         -----------------  -----------------  ---------------   -----------------
                                                                  (DOLLARS IN THOUSANDS)
Titan Auto
   Premiums written                      $  26,940   64.8%  $ 20,737    61.8%  $ 77,477   60.7%  $ 59,692    58.1%
   Net premiums written                     25,875   67.1%    19,305    62.8%    74,366   62.1%    55,712    58.9%
   Premiums earned                          24,124   61.8%    17,933    59.8%    67,945   60.9%    49,861    57.8%

Titan Public Entity
   Premiums written                      $  13,374   32.2%    11,852    35.3%    46,388   36.4%    40,060    39.0%
   Net premiums written                     11,596   30.1%    10,521    34.2%    42,318   35.3%    36,292    38.3%
   Premiums earned                          13,820   35.4%    11,114    37.0%    40,472   36.3%    33,125    38.4%

Total (including miscellaneous lines)
   Premiums written                      $  41,553            33,540            127,609           102,693
   Net premiums written                     38,562            30,721            119,724            94,643
   Premiums earned                          39,036            30,012            111,515            86,295


   Premiums Written

    For the three months ended September 30, 1996 and 1995:

         During the three month period ended September 30, 1996, the Company experienced continued growth in premium writings. Total premiums written increased by 24% to $41.6 million over the comparable period of 1995.

         Titan Auto's operations continued to expand as non-standard automobile premiums written for the period increased by 30% over the same period of 1995. Titan Auto's Michigan operations increased premium volume over the same period of 1995 by 17% to $19.2 million due to the Company's ongoing independent agent marketing efforts. Titan Auto's Arizona operation, purchased in September 1994, continued its growth, producing $5.3 million in premiums written for the period, representing an increase of 24% over the same period of 1995.

         During the third quarter of 1996, Titan Auto commenced underwriting operations in Texas and Colorado, writing approximately $1 million in premium in each of the two states through its direct response centers. Titan Auto's Nevada operation, which commenced during the second quarter of 1996, contributed approximately $0.4 million in written premiums during the period.

         Titan Public Entity experienced 13% growth in premium writings for the three months ended September 30, 1996, to $13.4 million. The increase comes principally from states where additional State Managers (field marketing representatives) have been deployed, increasing market coverage.

         As an enhancement to the Titan Public Entity program, the Company initiated a program to offer workers' compensation insurance to its public entity insureds in Pennsylvania. During the three months ended September 30, 1996, the Company wrote approximately $0.5 million of workers' compensation premiums in Pennsylvania. The Company plans to expand the program to other states in the future. The majority of risk exposure associated with workers' compensation is currently ceded to Munich American Reinsurance Company.

    For the nine months ended September 30, 1996 and 1995:

         Total premiums written for the nine months ended September 30, 1996, $127.6 million, represents a 24% increase over the comparable period of 1995.

         Titan Auto's premium volume for the nine month period increased by 30% over the same period of 1995. Non- standard automobile premiums written in Michigan increased by 20% to $59.5 million and premiums written in Arizona increased by 51% to $15.3 million for the period. Titan Auto's growth in Arizona is attributable in part to a rate increase implemented in mid-1995 and to the continued success of marketing through Titan's direct response centers.

         Titan Public Entity also contributed to the growth in total premiums written during the period, writing $46.4 million, or 16% more than was written during the same period in 1995.

      The Company is currently expanding its non-standard automobile insurance operations in the states in which it operates as well as in additional states. During the third quarter of 1996, the Company opened five additional direct response centers in Texas and initiated centralized call center operations in San Antonio to support all the locations where Titan Auto currently operates. To further its expansion plan, the Company formed a strategic relationship with Tri-West Holdings, Inc. ("Tri-West"), an acquiror and developer of insurance agency operations. Titan Auto will provide consulting services and the exclusive right to sell the Company's non-standard auto insurance products for Tri-West owned agencies.

   Premiums Ceded

    Premiums ceded represent the cost of reinsurance purchased by the Company which generally is a function of the amount of premiums written and the level of risk transferred to the reinsurer. Premiums ceded as a percent of premiums written for the three and nine months ended September 30, 1996 were 7.2% and 6.2%, respectively, down from 8.4% and 7.8% for the corresponding periods of 1995. The decreases in reinsurance costs are attributable to a reduction in the Michigan Catastrophic Claims Association assessment rate in early 1996 together with a reduction in the Titan Public Entity's reinsurance premium rates due to the Company increasing its net retentions. At the renewal of the public entity program's casualty reinsurance contract effective January 1, 1996, the Company increased its net retention from $500,000 to $750,000 per occurrence for casualty risks, and effective April 1, 1996, the Company increased its net retention on public entity property risks from $200,000 to $500,000 per occurrence.

   Premiums Earned

    Premiums earned are the result of net premiums written, which are recognized as income on a pro rata basis over the terms of the respective insurance policies issued. Premiums earned for both the three and nine months ended September 30, 1996 increased approximately 29%, to $39.0 million and $111.5 million, respectively, compared to the three and nine months ended September
30, 1995. In the three months ended September 30, 1996 versus the same period in 1995, Titan Auto earned premium increased $6.2 million (35%) to $24.1 million, and Titan Public Entity earned premium increased $2.7 million (24%) to $13.8 million. For the nine months ended September 30, 1996 Titan Auto premiums earned increased $18.1 million (36%) to $67.9 million and Titan Public Entity earned premium increased by $7.3 million (22%) to $40.5 million, compared to the same periods of a year earlier. Such increases are primarily attributable to the increases in premiums written and the overall reduction in premiums ceded referred to above.

   Fee and Ceding Commission Income

    The non-standard automobile operations generate certain installment billing fees and policy fees. Ceding commissions received from reinsurers represent the reimbursement of policy acquisition expenses or profit commissions based on loss experience. The increase in fee and ceding commission income, compared to a year ago, of $1.3 million (146%) to $2.1 million for the three months ended September 30, 1996 and $3.1 million (124%) to $5.7 million for the nine months ended September 30, 1996 stems primarily from increased policy fee income associated with the growth of Titan Auto's operations.

   Net Investment Income

    For the three months ended September 30, 1996, net investment income increased $698,000 (28%) to $3.2 million versus $2.5 million for the three months ended September 30, 1995 and increased $2.2 million (31%) to $9.4 million for the nine months ended September 30, 1996 compared to $7.2 million for the same period a year ago. This increase in the Company's net investment income is the result of a larger base of invested assets associated with cash provided by operations and the proceeds of the Company's stock offering in late 1995. At September 30, 1996 the average tax adjusted yield of the investment portfolio was 6.95% compared to 6.90% at September 30, 1995. The Company continues to maintain a relatively short average duration of 3.1 years in its investment portfolio.

    Interest income on premium finance contracts increased to $637,000 and $1.7 million, respectively, for the three and nine month periods ended September 30, 1996 versus $390,000 and $1.1 million for the respective three and nine month periods ended September 30, 1995. Total premiums financed during the nine months ended September 30, 1996 of $36.7 million represents an increase of 62% over the amount financed during the first nine months of 1995. This growth in the premium finance program is attributed to successful increased marketing efforts and expansion into new territories.

   Combined Ratios

    The following table sets forth the Company's combined ratio and the components thereof under generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP") for the periods indicated.

                                       THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------      --------------------------------
                                           1996                1995               1996              1995
                                      ------------        -------------      -------------      -------------
    GAAP
    Loss                                   62.4 %             61.6 %             62.9 %             62.4 %
    Expense*                               28.9               31.2               28.7               30.9
                                           ----               ----               ----               ----
         Combined                          91.3 %             92.8 %             91.6 %             93.3 %
                                           ====               ====               ====               ====
    SAP
    Loss                                   62.4 %             61.2 %             62.9 %             63.0 %
    Expense*                               29.7               30.7               28.2               29.3
                                           ----               ----               ----               ----
         Combined                          92.1 %             91.9 %             91.1 %             92.3 %
                                           ====               ====               ====               ====

* 1995 Restated to exclude amortization of intangible assets.

      For the periods presented, the Company's overall combined ratios have remained fairly consistent, on both a statutory and GAAP basis, at between 91.1% and 93.3%.

    The Company's overall loss ratio for the three months ended September 30, 1996 increased slightly to 62.4%. An increase in the non-standard auto loss ratio (63.0% in 1996 versus 57.9% in 1995), was mitigated by an improvement in the public entity loss ratio (57.4% in 1996 versus 63.7% in 1995). Titan Auto's increased loss ratio in the third quarter of 1996 was primarily attributable to the growth of business outside of Michigan, which is underwritten at a higher loss ratio. However, the Company's approach in these states, which includes certain fee income, allows it to operate at a lower expense ratio relative to its Michigan business. The improvement in the public entity loss ratio for the three months ended September 30, 1996 relates to reductions in both frequency and severity of losses compared to 1995.

    For the nine months ended September 30, 1996 the Company's overall loss ratios remained stable, relative to the same period in 1995, at approximately 63%. Titan Auto's loss ratio for the current period decreased to 59.0% versus 61.2% in 1995, derived from favorable loss experience in the first half of 1996. Public entity's loss ratio for the nine months ended September 30, 1996 increased to 66.6% compared to 62.5% for the comparable period of a year ago due to adverse development on prior years, experienced in the first half of 1996, as well as property damage losses incurred in the first quarter of 1996 associated with severe winter storms in the Northeast.

    Included in the Company's loss ratio for the nine months ended September 30, 1996 are incurred losses of approximately $975,000 related to the surety line of business which was discontinued early in 1995 and for which there was no earned premium in 1996.

      The Company's statutory expense ratios for both the three and nine months ended September 30, 1996, compared to the same period of 1995, decreased by roughly one percentage point due to economies of scale associated with increased premium volume,together with an increasing proportion of Titan Auto business written outside the state of Michigan at a lower expense ratio.

   Agents' Commissions

    Commissions paid to independent insurance agents still represent the Company's most significant policy acquisition cost. For the three and nine months ended September 30, 1996, agent's commissions were 12.6% and 12.3% of premiums earned, respectively, versus 13.3% and 14.0% of premiums earned, respectively, for the comparable periods of 1995. Such decrease is primarily attributable to the growth of the Company's non-standard automobile direct response centers which represented 28% and 24% of Titan Auto premium volume for the three and nine months of 1996 versus 23% and 19% for the same periods last year.

   Other Lines

    During the three months ended September 30, 1996, the Company's program to offer personal lines automobile insurance to educators in the State of Minnesota wrote approximately $1.2 million in premiums, compared to $800,000 during the same period of 1995. Premiums written for the nine months ended September 30, 1996 totaled $3.6 million, up from $2.2 million for the first nine months of 1995. The results of this program were not significant to the Company's operations.

   Amortization of Intangible Assets

    In connection with its acquisitions of non-standard automobile insurance operations, the Company has capitalized intangible assets to be amortized in future periods. For the three and nine months ended September 30, 1996, $504,000 and $1.5 million, respectively, of such costs were amortized compared to $281,000 and $700,000, respectively, which were amortized during the three and nine month periods ended September 30, 1995. The increase in 1996 compared to 1995 is attributable to the Company's purchases of non-standard automobile insurance distribution systems in 1996 and 1995.

   Net Income

    Net income for the three months ended September 30, 1996 increased $811,000 (30%) to $3.5 million from $2.7 million and net income for the nine months ended September 30, 1996 increased $2.7 million (36%) to $10.3 million, versus $7.6 million for the same period a year ago.

    Net income per share was $.37 for the three months ended September 30, 1996, up from $.35 per share for the three months ended September 30, 1995.
For the nine months ended September 30, 1996, earnings per share were $1.07, up from $.98 for the first nine months of 1995. These 1996 increases in earnings per share are based on 23% and 24% increases in weighted average shares outstanding over the respective three and nine month periods of 1995, due to the Company's stock offering completed in November 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's insurance subsidiaries receive substantial cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and other operating expenses. Holdings' principal source of cash is dividends from its insurance subsidiaries.

    Net cash provided by operating activities was $24.3 million for the nine months ended September 30, 1996, compared with $25.8 million for the same period in 1995. This decrease of $1.5 million is primarily attributable to an elevated level of losses paid during the first nine months of 1996 as compared to the first nine months of 1995.

     The Company's liquidity depends largely on its investment portfolio. At September 30, 1996, cash and cash equivalents and short-term investments comprised 2% of total investments, and fixed maturities, excluding collateralized mortgage obligations, comprised 70% of total investments.

    For the nine months ended September 30, 1996, the net unrealized loss on investments increased $858,000 from $17,000 at December 31, 1995 to $875,000 at September 30, 1996 as interest rates rose. Although a significant portion of the Company's investment portfolio is considered to be available for sale, management does not have any present intention to liquidate the fixed maturity portfolio prior to maturity. At September 30, 1996, the Company maintained cash and cash equivalents of $2.8 million to meet payment obligations.

    Cash used by investing activities during the first nine months of 1996 include the Company's purchase of the assets of non-standard automobile insurance distribution systems in Texas and Nevada for approximately $2.0 million. Also, Titan Indemnity Company expended approximately $2.4 million on capital improvements to its home office facilities in San Antonio, Texas during the nine months ended September 30, 1996. Future capital improvements to the building and adjacent retail center are not expected to be material to the working capital of Titan Indemnity Company. A portion of these facilities are utilized by the Company and the remainder is leased.

    In July 1996, the Company and Westchester Premium Acceptance Corporation renegotiated the existing credit facility, at substantially the same terms, with Dresdner Bank AG as agent which includes: a $10 million revolving credit facility which can be utilized until June 30, 2000 for working capital purposes by the Company (no borrowings currently outstanding), a $20 million term loan ($20 million currently outstanding), and a $25 million revolving credit facility which can be utilized until August 7, 1997 by Westchester Premium Acceptance Corporation ($13,250,000 outstanding at September 30, 1996 and $15,750,000 outstanding at November 11, 1996). In August 1996, the Company borrowed the remaining $10 million available under the term loan to increase the statutory surplus of the insurance subsidiaries.

    The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In 1996, Holdings could have received up to $5.9 million in dividends from Titan Indemnity Company without prior regulatory approval. Based upon the current working capital of Holdings and its $10 million revolving credit facility, Holdings currently does not anticipate that any payment of dividends in 1996 from the insurance subsidiaries will be necessary to meet its current liquidity requirements, including its obligations under the credit facility and to pay any declared dividends to its shareholders. The Company anticipates that dividends from the insurance subsidiaries and the availability of the $10 million revolving line of credit will be sufficient for 1997 liquidity requirements.

                                    PART II
                               OTHER INFORMATION


ITEM 1   - LEGAL PROCEEDINGS

    The Company has been told to expect a claim to be filed by the Liquidator of the estate of Millers National Insurance Company. The dispute arises out of a 1992 stock purchase agreement under which the Company purchased 773,734 shares (restated for a stock split and a stock dividend) of its own Common Stock, then held by the Liquidator, from the Liquidator for $3.7 million. The Liquidator has stated his position to be that the Company intended to make a public offering of its Common Stock and misled the Liquidator into thinking that no such offer was under consideration, and that if the Liquidator knew that a public offering was intended, the Liquidator would have negotiated a more favorable selling price for the Common Stock in question. The Company has denied this claim and intends to defend any such proceeding vigorously.


ITEM 2   - CHANGES IN SECURITIES

    Not applicable.


ITEM 3   - DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5   - OTHER INFORMATION

    Not applicable.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

          27.3 - Financial Data Schedule - September 30, 1996

    (b) During the quarter ended September 30, 1996, there were no current reports on Form 8-K filed.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TITAN HOLDINGS, INC.
                                                     (Registrant)


Date November 11, 1996                  By:   /s/ MARK E. WATSON, JR.
                                              ---------------------------------
                                              Mark E. Watson, Jr.
                                              President
                                              Chief Executive Officer



Date November 11, 1996                  By:   /s/ MICHAEL W. GRANDSTAFF
                                              ---------------------------------
                                              Michael W. Grandstaff
                                              Senior Vice President
                                              Chief Financial Officer

                               INDEX TO EXHIBITS





   Exhibit No.                                      Description
   -----------                                      -----------
       27                 Financial Data Schedule