Form 10-K
period 1996-12-31
TITAN HOLDINGS INC
filed 1997-03-31
CIK 904975

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-22000

                              TITAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        74-2289827
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        2700 N.E. LOOP 410, SUITE 500
              SAN ANTONIO, TEXAS                                   78217
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (210) 527-2700

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 21, 1997 as reported on the New York Stock Exchange, was approximately $111.3 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 21, 1997, the Registrant had outstanding 9,557,516 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                    FORM 10-K PART
                   --------                                    --------------

  Definitive Proxy Statement for 1997 Annual                      Part III
                    Meeting

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company, through its wholly-owned property and casualty insurance subsidiaries, underwrites non-standard private passenger automobile insurance for individuals in Michigan, Arizona, Texas, Colorado, Nevada and New Mexico and property and casualty insurance for small to medium-sized public entities nationwide. Non-standard automobile insurance is principally provided to insureds who are unable to obtain standard insurance coverage because of their driving record, other underwriting criteria or market conditions for standard risks. The Company's public entity insurance program covers cities and counties against unexpected and unintended personal injury and/or property damage as well as against losses arising out of civil rights claims and workers compensation coverage. The Company believes that its focus on specialty niche property and casualty insurance combined with its underwriting and claims handling expertise has enabled it to operate at an underwriting profit. Through a subsidiary, the Company also offers premium financing to third-party insureds and, to a lesser extent, public entities insured by the Company.

     The following table sets forth the amounts and percentages of the Company's insurance premiums written for the years presented by line of business.

                                                              YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                                   1996                 1995                 1994
                                            ------------------   ------------------   ------------------
                                            PREMIUM    PERCENT   PREMIUM    PERCENT   PREMIUM    PERCENT
                                            --------   -------   --------   -------   --------   -------
                                                                    IN THOUSANDS
Non-standard automobile...................  $106,394     61.6%   $ 80,607     58.2%   $ 56,410     51.4%
Public entity.............................    61,208     35.4%     53,655     38.8%     47,423     43.2%
Other lines...............................     5,244      3.0%      4,173      3.0%      5,951      5.4%
                                            --------    -----    --------    -----    --------    -----
  Total...................................  $172,846    100.0%   $138,435    100.0%   $109,784    100.0%
                                            ========    =====    ========    =====    ========    =====

     The Company's operations are conducted primarily through three principal subsidiaries. Non-standard automobile insurance coverage is underwritten by both TITAN Insurance Company and TITAN Indemnity Company, and public entity insurance is underwritten by TITAN Indemnity Company. TITAN Indemnity Company is licensed in 47 states and the District of Columbia and is rated "A-" by A.M. Best Company. TITAN Insurance Company is licensed in Michigan and Arizona and is also rated "A-" by A.M. Best Company. The Company offers premium financing through Westchester Premium Acceptance Corporation and its subsidiary, which are eligible to transact business in 37 states.

BUSINESS STRATEGY

     The Company's principal strategy is to seek continued growth of its non-standard automobile programs in existing markets as well as in additional markets. The Company believes that the most effective and cost efficient way of entering additional markets is through Direct Response Center (DRC) distribution in large and mid-size markets, complemented by independent agent distribution where appropriate. Large market DRC distribution combines aggressive media and yellow page advertising campaigns and centralized call center sales operations to generate business. Mid-size market DRC distribution utilizes the same advertising approach but has sales calls directed to the retail locations rather than the centralized call center. The Company believes that its DRC distribution systems, for both large and mid-size markets, can ultimately enable it to operate at a lower expense ratio with more favorable loss experience, through "front line" underwriting and exclusive sales representation. A lower expense ratio will, in turn, allow the Company to more effectively compete with larger providers of non-standard automobile insurance. In 1996, the Company acquired existing non-standard auto agencies in Nevada, Colorado and Texas and converted them to TITAN DRC operations. In early 1997, the Company commenced underwriting operations in New Mexico, with distribution through Tri-West Holdings, LLC, ("Tri-West"), an independent company that acquires agencies and operates DRCs under contract with the Company. The Company has an option to purchase Tri-West's New Mexico agency at a future date. The Company plans to continue its expansion of the non-standard automobile program to other states through both large and mid-sized market DRCs, in some cases through similar arrangements with Tri-West. In addition, the Company plans to expand its non-standard auto program through independent agent distribution and strategic alliances with standard or preferred insurers who choose to place all or a portion of their non-standard risks with TITAN as a by-product of their core operations.

     The Company plans to expand its public entity program through further penetration of markets currently serviced by the Company, expansion to other states, expansion of products offered and continuation of the Company's focus on small to medium-sized public entities as a niche market. In 1996, the Company expanded its product line to offer workers compensation insurance to its insureds in Pennsylvania, and has in place the structure to expand the workers compensation program to additional states in 1997. The Company also initiated property and liability insurance programs for fire districts and private schools. Based upon the number of small to medium sized cities, public entities and other similar type risks not insured by the Company, the Company believes potential exists for growth in this business.

     The Company's plans for expanding its premium financing program include evaluating acquisition opportunities, acquisitions enhancing marketing efforts in both current and expansion territories and developing strategic alliances with "wholesalers" who provide the insurance coverages, typically financed by the Company. To facilitate its expansion plans, the Company increased the amount of available credit supporting its premium finance program from $15 million to $25 million in 1996, and to $50 million upon its acquisition of Elite Premium Services, Inc. in early 1997.

INSURANCE OPERATIONS

  Non-Standard Automobile

     Non-standard automobile insurance, written by both TITAN Insurance Company and TITAN Indemnity Company, is collectively referred to as "TITAN Auto".

     In April 1992, the Company acquired Imperial Midwest Insurance Company ("Imperial Midwest") to diversify its business. Imperial Midwest was originally formed in 1990 to assume the non-standard private passenger automobile insurance business of the Cadillac Insurance Company, Michigan's largest voluntary underwriter of such insurance.

     In order to diversify geographically, and as a result of its experience gained in the non-standard automobile business in Michigan, TITAN Auto acquired an existing five-location insurance agency in September 1994 in Phoenix, Arizona and began distributing non-standard automobile insurance through these locations, operating them as DRCs.

     In July 1995, TITAN Auto acquired certain assets of Arlans Agency, Inc. ("Arlans"), the Company's largest producing agency in Michigan, which produced approximately $3.9 million, or 7% of TITAN Auto's total Michigan non-standard premiums written in 1994. At the time of the acquisition, Arlans had in excess of 30 selling locations. The Company has since reduced the operation to twelve locations through consolidation or closure of less profitable stores. TITAN Auto now operates these locations as DRCs.

     During 1996, TITAN Auto expanded its non-standard auto program to three new states. Non-standard auto agencies were acquired in Nevada, Colorado and Texas. Additionally, new DRC locations were added to existing TITAN Auto DRC operations and new "start-up" DRC operations were commenced in San Antonio and several smaller Texas cities.

     In Michigan, TITAN Auto's independent agent and strategic alliance business is written through approximately 1,600 insurance agencies with approximately 2,600 locations throughout the state. In 1996, the ten largest insurance agencies were responsible for 27% of total Michigan premiums written by TITAN Auto, and one agency (CSAC Agency) accounted for more than 5% of such premiums (5.95%). In Arizona, the Company's independent agent business is written through roughly 70 insurance agencies. None of the Company's Arizona independent agents produce in excess of 5% of total Arizona premiums. In Arizona, Michigan, Nevada and Texas, TITAN Auto employs field marketing representatives who are responsible for soliciting, training, reviewing and auditing independent agent-produced business.

     The following table sets forth the amount and percentages of non-standard automobile premiums written through independent agencies and strategic alliances and through DRCs, by state for the past three years:

                                               YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------
                                   1996                   1995                  1994
                            -------------------    ------------------    ------------------
                            PREMIUM     PERCENT    PREMIUM    PERCENT    PREMIUM    PERCENT
                            --------    -------    -------    -------    -------    -------
                                                     IN THOUSANDS
Through independent
  agencies and strategic
  alliances:
     Michigan.............  $ 73,895      69.5%    $65,308      81.0%    $55,369      98.2%
     Arizona..............     6,172       5.8%      2,808       3.5%         --        --
                            --------     -----     -------     -----     -------     -----
                              80,067      75.3%     68,116      84.5%     55,369      98.2%
                            --------     -----     -------     -----     -------     -----
Through DRCs:
     Michigan.............     6,421       6.0%      2,077       2.6%         --        --
     Arizona..............    14,702      13.8%     10,414      12.9%      1,041       1.8%
     Nevada...............     1,280       1.2%         --        --          --        --
     Texas................     1,781       1.7%         --        --          --        --
     Colorado.............     2,143       2.0%         --        --          --        --
                            --------     -----     -------     -----     -------     -----
                              26,327      24.7%     12,491      15.5%      1,041       1.8%
                            --------     -----     -------     -----     -------     -----
          Total...........  $106,394     100.0%    $80,607     100.0%    $56,410     100.0%
                            ========     =====     =======     =====     =======     =====

     Non-standard risks generally involve the potential for above-average loss frequency. Exposure for underwriting losses, however, is lessened because premiums usually are at higher rates than those charged for standard insurance coverage. Although there are currently no policy limits for Michigan no-fault personal injury protection, Michigan insurers are reinsured for losses in excess of $250,000 by the Michigan Catastrophic Claims Association (the "MCCA"), a state-mandated reinsurance association. Limits for Michigan no-fault personal property protection are $1,000,000. Optional limits for bodily injury are $100,000 per individual and $300,000 per accident, although 84% of TITAN Auto's policies in Michigan are issued at minimum bodily injury limits of $20,000 per individual and $40,000 per accident. In Arizona, Texas, Nevada and Colorado, TITAN Auto principally offers the minimum statutory policy limits of $15,000 per individual and $30,000 per accident. During 1996, TITAN Auto maintained reinsurance through a commercial reinsurer for losses in any state in excess of $300,000 per accident for the sum of all personal injury protection, personal property protection, bodily injury and uninsured motorist claims. This retention was increased to $500,000 effective January 1, 1997. TITAN Auto is also at risk for physical damage losses, which typically do not exceed $40,000 and, on a small number of Michigan and Arizona policies, for an additional $100,000 per accident for out-of-state personal property damage. See "Reinsurance."

     TITAN Auto emphasizes service, rate adequacy, strong claims controls and the ability to respond quickly with needed rate changes. Rate adjustment approvals in each state in which the Company writes non-standard automobile insurance can be obtained at least every six months. TITAN Auto generally adjusts its rates every 9 to 12 months in each market. See "Regulation."

     Due to the purchasing habits of non-standard automobile insureds (for example, insureds seeking the least expensive insurance which satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low. The success of the Company's non-standard automobile insurance program, therefore, depends in part on its ability to replace non-renewing insureds with new policyholders through aggressive advertising and marketing efforts. TITAN Auto's experience has been that a significant number of existing policyholders allow their policies to lapse and then reapply for insurance as new policyholders.

     Since TITAN Auto's inception in 1990, there has been limited competition in the Michigan private passenger nonstandard automobile market. Currently, the Company believes that TITAN Auto is the largest non-standard insurer in the voluntary market, and the Company believes that, although several for-profit insurers entered the market on a limited basis during 1996, the Michigan Auto Insurance Placement Facility

(the "Facility") is a prospective insured's most likely alternative. The Facility is the State of Michigan's provider of non-voluntary private passenger automobile insurance and is, the Company believes, the largest underwriter for non-standard automobile insurance in Michigan. It is structured as a joint underwriting association which provides insurance coverage to all drivers who have been unable to obtain insurance in the voluntary market. The financial results of the Facility are allocated to all underwriters of automobile insurance in Michigan based upon premiums written. See "Regulation." The Facility's policy administration and claims adjustment services are currently provided by five of Michigan's seven largest automobile insurance underwriters. According to information obtained from the Automobile Insurance Plan Service Office ("AIPSO"), the Facility's private passenger non-standard automobile premiums written were $179 million for its fiscal year ended September 30, 1996. The Company believes that TITAN Insurance Company competes effectively with the Facility by offering a higher level of service, streamlining procedures, paying higher commissions to its agents and offering more attractive payment plans.

  Public Entity

     The Company's Public Entity business is written by TITAN Indemnity Company and is referred to as "TITAN Public Entity".

     Since 1984, TITAN Public Entity has offered a program to insure public entities, including municipalities, counties, school districts, housing authorities, state-run utilities and other governmental entities. Types of public entity liability insurance coverage provided by TITAN Public Entity include general liability, automobile, law enforcement liability and public officials errors and omissions. TITAN Public Entity also writes automobile physical damage and property insurance coverages. During 1996, the Company began offering private school and fire district insurance programs and introduced a workers compensation program for its public entity insureds in Pennsylvania. The Company plans to extend the workers compensation line of business to other states in 1997. Also during 1996, the Company introduced its Horizon program, which simplifies the insurance policy for insureds and streamlines the underwriting and policy issuance processes. The primary competition for the public entity program consists of managed pools, which combine several municipalities under one risk management and insurance program, and other commercial underwriters who have programs for public entities.

     The Company has had a renewal rate of 83% or better since 1992. The Company attributes its high renewal rates to the level and quality of its customer service and the specialized claims handling it provides to its insureds. Additionally, the Company believes that its focus on the smaller rural and more geographically dispersed insureds and its high level of service makes its public entity insurance program less sensitive to price than the public entity business of many of its competitors.

     TITAN Public Entity employs 27 state managers who serve as field marketing representatives and contract with over 1,200 local independent insurance agents representing public entities. Typically, an independent agent represents only a single city -- the one in which the agent is located.

     While cities with populations under 10,000 have historically represented the majority of the public entities insured by the Company, the upgrade of TITAN Indemnity Company's A.M. Best rating to "A-" (Excellent) in November 1993 has allowed the Company to attract more cities with populations of between 10,000 and 25,000 people. The Company also focuses on smaller counties (between 25,000 and 100,000 people), which have historically represented a large portion of the Company's public entity program. The Company's public entity insureds also include some larger cities, as well as schools, utility authorities and other miscellaneous public entities.

     The following table sets forth the insurance coverages offered and the premiums written and the percent of each total for the past three years:

                                                  YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                        1996                1995                1994
                                  -----------------   -----------------   -----------------
                                  PREMIUM   PERCENT   PREMIUM   PERCENT   PREMIUM   PERCENT
                                  -------   -------   -------   -------   -------   -------
                                                        IN THOUSANDS
Liability lines:
  General liability.............  $20,452     33.4%   $18,913     35.3%   $17,217     36.3%
  Automobile liability..........   16,453     26.9%    14,880     27.7%    14,179     29.9%
  Law enforcement liability.....    6,333     10.3%     5,307      9.9%     4,471      9.4%
  Public officials errors &
     omissions..................    4,698      7.7%     4,197      7.8%     3,731      7.9%
  Workers compensation..........      644      1.1%        --       --         --       --
                                  -------    -----    -------    -----    -------    -----
          Total liability
            lines...............   48,580     79.4%    43,297     80.7%    39,598     83.5%
                                  -------    -----    -------    -----    -------    -----
Property lines:
  Property and inland marine....    7,373     12.0%     5,917     11.0%     4,153      8.8%
  Automobile physical damage....    5,255      8.6%     4,441      8.3%     3,672      7.7%
                                  -------    -----    -------    -----    -------    -----
          Total property
            lines...............   12,628     20.6%    10,358     19.3%     7,825     16.5%
                                  -------    -----    -------    -----    -------    -----
          Total.................  $61,208    100.0%   $53,655    100.0%   $47,423    100.0%
                                  =======    =====    =======    =====    =======    =====

     In 1996, the Company underwrote public entity insurance in 31 states. The following table shows the amount and percent of total public entity premiums written in the eight largest states for 1996 and their corresponding amounts for the years indicated:

                                                  YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                        1996                1995                1994
                                  -----------------   -----------------   -----------------
                                  PREMIUM   PERCENT   PREMIUM   PERCENT   PREMIUM   PERCENT
                                  -------   -------   -------   -------   -------   -------
                                                        IN THOUSANDS
New York........................  $11,236    18.4%    $7,965     14.8%    $6,438     13.6%
Texas...........................    9,648    15.8%     9,418     17.6%     8,312     17.5%
Mississippi.....................    7,357    12.0%     6,360     11.9%     5,404     11.4%
Pennsylvania....................    5,715     9.3%     4,177      7.8%     3,034      6.4%
Louisiana.......................    3,849     6.3%     5,655     10.5%     6,314     13.3%
Florida.........................    3,761     6.1%     3,326      6.2%     3,174      6.7%
Alabama.........................    3,676     6.0%     2,504      4.7%     3,300      7.0%
Georgia.........................    3,276     5.4%     2,866      5.3%     2,398      5.1%

     TITAN Public Entity's strategy has been to follow a practice of selective underwriting during periods of intense competition. The Company believes that there are few insurers which specialize in offering public entity programs, especially with respect to small public entities. The Company believes that its experience in public entity underwriting and claims adjustment enables it to reduce its losses and loss adjustment expenses ("LAE") and gives it a competitive advantage over companies that may decide to enter this market. The Company also seeks to reduce underwriting losses by adherence to certain underwriting standards. For example, the Company reduces its exposure to hurricanes and similar risks by limiting total exposures by territory for any public entity located within 50 miles of any coastline. All public entity policies underwritten by the Company also include a pollution exclusion. Additionally, the Company uses deductibles and reinsurance to help control its loss exposure.

     TITAN Public Entity offers primary liability policy limits up to $2,000,000 per occurrence, and excess aggregate limits of an additional $5,000,000 are available. Most policies are underwritten at limits of either $500,000 or $1,000,000, and the amount of excess aggregate limit policies underwritten has not been significant. During 1996, the Company was reinsured for 50% of casualty losses in excess of $500,000 per occurrence up to $1 million and for 97.5% of losses in excess of $1 million, up to issued policy limits. Effective January 1, 1997, the Company increased its retention on losses in excess of $1 million to 20%, for such losses occurring under primary $2 million limit policies, with 100% reinsurance coverage for casualty losses in excess of $2 million, up to issued policy limits. TITAN Public Entity retains the first $500,000 per occurrence on property insurance coverages. The Company's workers compensation program is reinsured under both quota share and excess of loss reinsurance contracts, resulting in a net retention of $300,000 per occurrence.

  Premium Financing

     Westchester Premium Acceptance Corporation ("WPAC") has provided premium financing to TITAN Indemnity Company's public entity insureds since 1987 and to third-party commercial insureds since 1991. WPAC has grown through acquisition and by establishing relationships with over 300 agencies around the country, although approximately 54% of the business in 1996 came from 16 agencies. The majority of premiums financed for third-party insureds represent Texas business. Lending operations are supported by WPAC's own capital base and are currently leveraged through a $50 million bank revolving line of credit.

     In February 1997, WPAC acquired Elite Premium Services, Inc. ("Elite") for approximately $400,000 in cash and additional consideration to be determined as a function of future amounts financed through sources provided by Elite. Elite financed approximately $40 million in commercial premiums in 1996.

     Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. WPAC's premium finance services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over the life of the policy. WPAC retains a contractual right to cancel the insurance policy and to receive the unearned premium if a premium installment is not paid when due. In the event of such cancellation, WPAC applies the unearned premium towards the payment obligation of the insured. As part of its premium financing offered to commercial third-party insureds, WPAC may advance funds for financed premiums to independent insurance agencies who represent third-party insurers. If remittance is not made by the agency to the third-party insurer, advances made by WPAC may only be recoverable to the extent that the agency's receipt of such advances is deemed to be received by the third-party insurer. Premium financing, which the Company offers to its own public entity insureds, does not involve any credit risk since no funds are advanced to outside parties and WPAC is entitled to receive the unearned premiums on the financed policies.

     The following table sets forth the amount and percentages of premiums financed by the type of insured for the years presented:

                                                  YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                        1996                1995                1994
                                  -----------------   -----------------   -----------------
                                  PREMIUM   PERCENT   PREMIUM   PERCENT   PREMIUM   PERCENT
                                  -------   -------   -------   -------   -------   -------
                                                        IN THOUSANDS
Third Party.....................  $43,815     84.7%   $25,498     82.0%   $14,468     75.4%
TITAN Public Entity.............    7,894     15.3%     5,594     18.0%     4,729     24.6%
                                  -------    -----    -------    -----    -------    -----
          Total.................  $51,709    100.0%   $31,092    100.0%   $19,197    100.0%
                                  =======    =====    =======    =====    =======    =====

  Other Lines

     Since September 1993, TITAN Indemnity Company has offered a program of preferred personal lines automobile insurance to educational employees in Minnesota. Under this program, TITAN Indemnity Company utilizes educators to sell its insurance products to other educational employees. Premiums written for the years ended December 31, 1996, 1995 and 1994 were $5.1 million, $3.2 million and $1.2 million, respectively. In early 1997, the Company plans to execute a transaction that will transfer existing loss reserves and unearned premiums and cede 100% of future business, to a reinsurer, of its preferred automobile insurance program.

     TITAN Indemnity Company also had programs for surety and aviation insurance which were discontinued in 1995 and 1993, respectively.

REINSURANCE

     Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer (the "Reinsurer"). The Reinsurer assumes a portion of the exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the Reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the loss.

     Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company's reinsurance is primarily ceded under an excess of loss basis, where only losses above a fixed amount are reinsured. Some treaties allow the Company a participation in the reinsurers' net profits. The Company's share of such profits is recognized to the extent currently estimable. The Company also cedes the majority of its workers compensation business on a quota share basis. The reinsurance programs renew annually and are placed directly by the Company and through professional national reinsurance intermediaries. Public entity reinsurance is placed with Munich American Reinsurance Company (Munich) and General Reinsurance Corporation (GenRe). Workers compensation reinsurance is placed with Munich and CNA Reinsurance Company. Non-standard automobile reinsurance is also placed with Munich, except for personal injury losses in excess of $250,000 per accident in Michigan, which are reinsured by the MCCA. The MCCA is a state-mandated association created under the Michigan no-fault law which by statute is funded through charges to Michigan policyholders. As a result, TITAN Insurance Company does not incur any net cost with respect to the MCCA other than any associated loss adjustment expenses (LAE). The MCCA is not an insurance company, does not file conventional statutory financial statements and is not rated by A.M. Best. As a result, the Company is unable to fully evaluate the MCCA's ability to pay reinsurance claims on the same basis as the Company's other reinsurers.

     At December 31, 1996, the Company's net retentions per occurrence, after reinsurance, were as follows for its significant lines of business:

                                                       PRIMARY     EXCESS
                                                       POLICIES   POLICIES    TOTAL
                                                       --------   --------   --------
Non-standard automobile..............................  $440,000   $     --   $440,000
Public entity:
  Property...........................................   500,000         --    500,000
  Liability..........................................   750,000    150,000    900,000
  Workers compensation...............................   300,000         --    300,000

     At January 1, 1997, retentions for both TITAN Auto and TITAN Public Entity were increased, as previously discussed.

     In addition, the Company purchases reinsurance for exposure to catastrophic events (e.g., hurricanes, hailstorms, etc.), as well as for judgments in excess of contractual policy limits.

     In formulating reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which is the financial stability of the reinsurer. At December 31, 1996, reinsurance was in place with 29 domestic and 23 foreign reinsurers and the total amount recoverable from such insurers, including prepaid reinsurance premiums, was approximately $49.7 million. Of the total balance recoverable from reinsurers, approximately $43.5 million (87.5%) is recoverable from the Michigan Catastrophic Claims Association (which is not rated by A.M. Best Company), and approximately $4.2 million (8.5%) is due from Munich American Reinsurance Company (which is rated A+ by A.M. Best Company) The remaining balance of approximately $2.0 million is due from 50 other reinsurers, none of which individually comprise more than 2% of the total balance recoverable from reinsurers. The remaining balance is primarily attributable to the discontinued surety and aviation programs.

RESERVES

     Reserves for losses and LAE represent estimates of amounts needed in the future to pay losses and the expenses related to the final settlement of such losses, with respect to insured events that have occurred prior to the balance sheet date. Insurance regulations and accounting rules require that reserves be maintained for the payment of losses and LAE with respect to both reported and incurred but not reported ("IBNR") claims under insurance policies issued by the Company. Generally, reserves are established through an evaluation of each individual claim. Reserves on reported losses are determined by evaluating the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions. Reserves for IBNR losses are determined in part on the basis of statistical information utilizing the Company's past experience as well as industry experience. The Company utilizes independent actuaries to help establish its loss and LAE reserves. The Company does not discount loss reserves for financial statement purposes. There are no differences in the reserves for losses and LAE established under generally accepted accounting principles and those established under statutory accounting principles.

     The period of time between the occurrence of an insured event and a final settlement of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Among the classes of public entity insurance underwritten by the Company, the liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Company and the final settlement than do the property claims. Public entity liability claims often involve third parties filing suit against the public entity and therefore may result in litigation. By comparison, non-standard automobile claims tend to be reported in a relatively shorter period of time and settle in a shorter time frame with less occurrence of litigation. The reserves with respect to public entity property claims and non-standard automobile are therefore less likely to be adjusted than the liability claims of the public entity lines.

     The following table sets forth a reconciliation of beginning and ending reserves as shown in the Company's consolidated financial statements for unpaid losses and LAE for the years indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
                                                                       IN THOUSANDS
Reserves for losses and LAE at beginning of year, gross....  $122,811    $ 98,405    $ 76,514
Reinsurance balances recoverable...........................   (39,787)    (32,275)    (23,190)
                                                             --------    --------    --------
Reserves for losses and LAE at beginning of year, net......    83,024      66,130      53,324
                                                             --------    --------    --------
Add:
  Provision for losses and LAE occurring:
     Current year..........................................    90,565      71,278      51,534
     Prior years...........................................     4,522       1,165         905
                                                             --------    --------    --------
                                                               95,087      72,443      52,439
                                                             --------    --------    --------
Less:
  Loss and LAE payments for claims occurring during:
     Current year..........................................    41,060      27,152      17,015
     Prior years...........................................    39,281      28,397      22,618
                                                             --------    --------    --------
                                                               80,341      55,549      39,633
                                                             --------    --------    --------
Reserves for losses and LAE at end of year, net............    97,770      83,024      66,130
Reinsurance balances recoverable...........................    44,101      39,787      32,275
                                                             --------    --------    --------
Reserves for losses and LAE at end of year, gross..........  $141,871    $122,811    $ 98,405
                                                             ========    ========    ========

     The 1996 provision for losses and loss expenses for prior years related primarily to discontinued programs, certain public entity lines of business and Michigan auto personal injury protection coverage. Holdings discontinued its involvement in an aviation program in 1993 and a contract surety program in 1995. Adverse development from these discontinued programs totaled $1.4 million in 1996. Public entity experienced adverse development which totaled approximately $2.1 million on certain liability coverages related to 1994. Michigan personal injury protection experienced approximately $0.9 million of adverse development in 1996 on 1995 claims, principally in connection with known cases that developed additional severity. Management of the company has since modified underwriting criteria for such coverages and adjusted its reserving practices.

     The following table summarizes, by net reserves and ceded reserves, and by reported reserves and IBNR reserves, the ending reserves as shown in the Company's consolidated financial statements for unpaid losses and LAE for the years indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996        1995       1994
                                                              --------    --------    -------
                                                                       IN THOUSANDS
Reported reserves, net......................................  $ 72,544    $ 62,532    $50,075
IBNR reserves, net..........................................    25,226      20,492     16,055
                                                              --------    --------    -------
  Total reserves, net.......................................    97,770      83,024     66,130
                                                              --------    --------    -------
Reported reserves, ceded....................................    22,906      21,503     17,658
IBNR reserves, ceded........................................    21,195      18,284     14,617
                                                              --------    --------    -------
     Total reserves, ceded..................................    44,101      39,787     32,275
                                                              --------    --------    -------
     Total reserves, gross..................................  $141,871    $122,811    $98,405
                                                              ========    ========    =======

     The following table presents the development of the net liability for unpaid losses and LAE for the Company from 1986 until 1996. The top line of the table shows the estimated net reserves for unpaid losses and LAE at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of reinsurance ceded. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The next portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The final portion of the table reconciles the net liability for 1994 through 1996 to the gross liability recorded on the Company's consolidated balance sheet and re-estimates the gross liability for 1994 and 1995 at the end of 1996. The estimates change as payments are made and more information becomes known about the frequency and severity of claims for individual years.

                                                                         YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                          1996     1995     1994    1993    1992    1991    1990    1989    1988    1987    1986
                                         ------   ------   ------   -----   -----   -----   -----   -----   -----   -----   -----
                                                                               IN MILLIONS
Net liability -- end of year...........  $ 97.8   $ 83.0   $ 66.1   $53.3   $46.8   $37.3   $38.5   $43.2   $35.6   $13.7   $ 6.3
Cumulative paid as of:
  One year later.......................             39.3     28.4    22.4    19.7    12.0    13.0    13.8     7.6     4.3     0.7
  Two years later......................                      46.4    37.1    31.1    22.6    20.9    24.4    17.9     6.8     1.6
  Three years later....................                              44.6    38.4    27.7    27.5    29.7    24.5     9.8     2.3
  Four years later.....................                                      42.0    29.4    29.9    34.7    27.6    11.8     2.8
  Five years later.....................                                              30.7    31.2    36.2    31.3    12.8     3.4
  Six years later......................                                                      31.9    36.8    28.4    13.4     3.7
  Seven years later....................                                                              37.0    28.7    13.6     4.0
  Eight years later....................                                                                      28.9    13.7     4.0
  Nine years later.....................                                                                              13.8     4.1
  Ten years later......................                                                                                       4.1

                                                                         YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                          1996     1995     1994    1993    1992    1991    1990    1989    1988    1987    1986
                                         ------   ------   ------   -----   -----   -----   -----   -----   -----   -----   -----
                                                                               IN MILLIONS
Re-estimated net liability as of:
  End of year..........................    97.8     83.0     66.1    53.3    46.8    37.3    38.5    43.2    35.6    13.7     6.3
  One year later.......................             87.6     67.3    54.3    47.4    36.6    38.9    42.5    34.3    15.0     5.4
  Two years later......................                      72.0    55.6    48.6    34.8    37.2    42.1    35.2    14.1     5.3
  Three years later....................                              56.0    48.2    34.5    34.9    40.0    35.1    14.0     4.0
  Four years later.....................                                      48.9    33.2    34.9    38.6    33.6    13.9     3.8
  Five years later.....................                                              33.8    34.0    38.5    33.1    14.0     3.9
  Six years later......................                                                      34.6    38.5    33.1    13.8     3.9
  Seven years later....................                                                              39.0    33.3    13.9     4.1
  Eight years later....................                                                                      33.7    14.1     4.1
  Nine years later.....................                                                                              14.2     4.1
  Ten years later......................                                                                                       4.1
                                         ------   ------   ------   -----   -----   -----   -----   -----   -----   -----   -----
Net cumulative (deficiency)
  redundancy...........................  $   --   $ (4.6)  $ (5.9)  $(2.7)  $(2.1)  $ 3.5   $ 3.9   $ 4.2   $ 1.9   $(0.5)  $ 2.2
                                         ======   ======   ======   =====   =====   =====   =====   =====   =====   =====   =====
Gross liability -- end of year.........  $141.9   $122.8   $ 98.4
Reinsurance recoverable................    44.1     39.8     32.3
                                         ------   ------   ------
Net liability -- end of year...........    97.8     83.0     66.1
                                         ======   ------   ------
Gross re-estimated liability...........            121.1    107.9
                                                  ------   ------
Re-estimated recoverable...............             33.5     35.9
                                                  ------   ------
Net re-estimated liability.............             87.6     72.0
                                                  ------   ------
Gross cumulative redundancy
  (deficiency).........................           $  1.7   $ (9.5)
                                                  ======   ======

     A cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. A deficiency indicates that the latest estimate of the liability for losses and LAE is higher than the liability that was originally estimated and a redundancy indicates that such estimate is lower. It should be emphasized that the table presents a run-off of the liability rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

INVESTMENTS

     The Company's investment objectives are to maximize total rate of return after federal income taxes, but, at the same time, to protect and enhance statutory policyholders' surplus on a long-term basis and to maintain adequate liquidity for insurance operations. The Company's current investment policy prohibits investment in non-investment grade fixed maturities (including high-yield "junk bonds"), and limits total investments in equity securities and mortgage notes receivable to 10% and 15%, respectively, of total consolidated investments. The Company also complies with applicable laws and regulations which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

     The Company's investment policy is recommended to the Board of Directors by its Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, the Company's investments are currently concentrated in fixed maturities, which are considered to be either available for sale or held to maturity, based upon the Company's intent at the time of purchase. Fixed maturities considered available for sale are marked to market and fixed maturities held to maturity are carried at amortized cost. As of December 31, 1996, the balance of fixed maturity investments designated as held to maturity has decreased by $3.8 million to $16.1 million due to the call of certain of these investments by the issuers during 1996, and to a lesser extent, due to amortization of the historical cost. The Company does not use any material swaps, options, futures or forward contracts to hedge or enhance its investment portfolio.

     The Company's investment portfolio (other than its mortgage notes receivable and premium finance contracts) is managed by Lyon Securities, Inc., Dallas, Texas, a firm controlled by one of the Company's outside directors, on a discretionary basis subject to guidelines established by the Company's investment policy. The Company's mortgage notes receivable portfolio contains mortgage loans on commercial properties primarily located in Texas. The largest mortgage note receivable outstanding at December 31, 1996 was approximately $992,000.

     The table below sets forth investment results for the periods indicated. Average invested assets in the table below represents the average of the aggregate invested amount at the end of each calendar month during the year.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                       IN THOUSANDS
Average invested assets.....................................  $204,891   $159,960   $127,284
Net investment income.......................................    12,866     10,161      7,576
Average yield...............................................       6.3%       6.4%       6.0%
Average tax-equivalent yield................................       6.8%       6.9%       6.4%

COMPETITION

     The Company operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger and have greater financial resources available than the Company, have higher A.M. Best ratings and/or offer more diversified insurance coverages. The Company's Michigan non-standard automobile program faces competition from the Facility, which the Company believes is the largest underwriter of non-standard automobile insurance in the state, and a limited number of for-profit insurers who entered the market in 1996. The Company's non-standard auto programs in Arizona, Texas, Colorado and Nevada face competition from a number of insurers, most of whom have been in the market longer than TITAN Auto.

     The Company's public entity program faces competition from public entity pools, which are individual programs whereby public entities typically self-insure themselves on a collective basis, and other commercial underwriters. Competition is based on many factors, including overall financial strength of the insurer, A.M. Best ratings, premiums charged, policy terms and conditions, services offered, reputation, agent compensation and experience. There can be no assurance that the Company will not face increased competition from other insurance companies or that the Company's existing public entity insureds will not self-insure individually or in pools.

REGULATION

     The Company's insurance subsidiaries are subject to regulation, primarily by the insurance regulatory authorities of the states of their domestication. TITAN Indemnity Company is domesticated in Texas and TITAN Insurance Company is domesticated in Michigan. Each of the subsidiaries is also subject to regulation by other jurisdictions in which it is licensed. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including the establishment of premium rates. These laws and regulations generally require insurance companies to maintain minimum standards of business conduct and solvency, meet certain financial tests (including maximum premium to surplus ratios), file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition, and require prior approval of certain changes in control of domestic insurance companies and their direct and indirect parents and the payment of extraordinary dividends and distributions. In addition, these laws and regulations require approval for certain intercompany transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates, and generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length.

Further, many states have enacted laws which restrict an insurer's underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases in, premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations. In general, such laws and regulations are for the protection of policyholders.

     Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. The Company is permitted to file rates for non-standard automobile policies which are usually higher than those charged for standard risks, reflecting the higher probability of loss. Rate changes for the Company's existing nonstandard automobile programs can be effected at least every six months. Several states have recently adopted laws or their legislatures are considering proposed laws which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly private passenger automobile insurance. The rates currently filed by the Company for its public entity program generally allow a plus or minus 25% deviation from the applicable standard rates.

     All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of TITAN Indemnity Company was completed by the Texas Department of Insurance in 1992 covering the two and one-half year period ended June 30, 1992. The last regulatory examination of TITAN Insurance Company was completed by the Michigan Insurance Bureau in 1995 covering the four-year period ended December 31, 1994. No material deficiencies were found during these regulatory examinations. In addition, both insurance subsidiaries were the subject of a market conduct examination by the Arizona Department of Insurance for the period 1990 through August 1995 and TITAN Indemnity Company underwent a market conduct examination for the year 1995. No material deficiencies were found during the market conduct examination.

     In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 1996, securities representing approximately $9 million, or 4% of the carrying value of the Company's total investments, were on deposit with various state treasurers or custodians. Such deposits must consist of securities which comply with the standards that the particular state has established.

     The Company and its subsidiaries are also subject to state laws regulating insurance holding company systems. Most states have enacted legislation or adopted administrative regulations affecting insurance holding companies and the acquisition of control of insurance companies, as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the acquisition of voting securities of an insurer domiciled in such state or an entity controlling an insurer domiciled in such state if, as a result of the acquisition such person would acquire control over the insurer. The acquisition of 10% or more of the outstanding shares of voting securities is generally presumed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states the insurance authority may find that "control" in fact does or does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities.

     Most states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish financial and other information concerning the operations of companies within the holding company system. All transactions within a holding company system affecting insurers must be fair and reasonable and the insurer's policyholders' surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Approval of applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

     The Company's insurance subsidiaries are authorized to transact business on an admitted basis in 47 states and the District of Columbia. These jurisdictions require insurers doing business in the jurisdiction to participate in their respective guaranty funds. Insurers authorized to transact business in such jurisdictions are required to cover losses of insolvent insurers and generally can be assessed from 1% to 2% of premiums written in that jurisdiction each year to pay the claims of insolvent insurers. Since the likelihood and amount of any particular assessment cannot be estimated until after an insolvency has occurred, ultimate liabilities for assessments may not be fully reflected on the books of the insurers. Insurance companies must also participate in automobile insurance plans and other specialized insurance coverage plans (windstorm, etc.) mandated by some states in which they sell insurance. For example, in Michigan, the Facility is structured as a joint underwriting association which provides insurance coverage to all drivers who have been unable to obtain insurance in the voluntary market. The net costs of the Facility are allocated to all underwriters of automobile insurance in Michigan based upon premiums written. The Company accrued approximately $1,200,000, $721,000 and $740,000 for the above funds and plans in 1996, 1995 and 1994, respectively.

     In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the "NAIC") enacted a model law (the "Model Law") to implement Risk-Based Capital ("RBC") requirements for insurance companies. The Model Law became effective with respect to property and casualty insurance companies as of year-end 1994. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Model Law measures three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required by the Model Law will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Model Law establishes various levels of regulatory action. Based upon the 1996 statutory financial statements for the Company's insurance subsidiaries, each insurance subsidiary's statutory surplus exceeds all regulatory action levels established by the NAIC.

     The extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the Model Law, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70% of the ACL amount.

     The NAIC has also developed an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges", state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. For the year ended December 31, 1996, TITAN Insurance Company had one test that fell outside of the usual value ranges. This test regards the change in policyholders' surplus from December 31, 1995 to December 31, 1996, which test fell higher than the usual value range as a result of a contribution to surplus made in 1996. For the year ended December 31, 1996, TITAN Indemnity Company had one test that fell outside the usual value ranges as well. This test regards the change in net premiums written from 1995 to 1996, which test fell higher than the usual value ranges because of TITAN Indemnity Company's growth in the public entity program and non-standard automobile program for Texas, Colorado and Nevada.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. From time to time, there have been various proposed federal measures which might have significantly affected the Company's insurance business, including, among other proposals, the revocation of the antitrust exemption provided by the McCarran-Ferguson Act. The economic and competitive effects of any proposals upon the Company would depend upon the final form such legislation might take.

     The principal source of cash available to TITAN Holdings, Inc. is dividends from its insurance subsidiaries. The payment of dividends to TITAN Holdings, Inc. by its insurance subsidiaries is subject to state regulation. No state insurance laws or regulations restrict dividend payments by TITAN Holdings, Inc. The ability of the Company's insurance subsidiaries to declare dividends is governed by the insurance laws of both Texas and Michigan. The Michigan Insurance Code states that absent prior approval of dividends by the state commissioner, "shareholder dividends shall be declared or paid only from earned surplus," and limits the amount of dividends that insurance companies can pay in any twelve month period to the greater of their statutory net income (exclusive of net realized gains or losses on investments) for the preceding year or 10% of the insurer's surplus as regards policyholders as of the preceding year end. Under its certificate of authority, TITAN Insurance Company is not permitted to pay or declare dividends if its gross premiums written over any twelve month period exceed 300% of its policyholders' surplus. Dividend payments from TITAN Indemnity Company are regulated by the insurance laws of the State of Texas. Under the Texas Insurance Code, an insurer may pay dividends only out of "surplus profits arising from its business." The Texas Insurance Code limits the amount of dividends that insurance companies can pay in any twelve-month period, absent regulatory approval, to the greater of their statutory net income for the preceding year or 10% of the insurer's surplus as regards policyholders as of the 31st day of December of the preceding year. Insurance regulators have broad powers to prevent reduction of policyholders' surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted.

     The Company's premium financing program is also subject to certain laws governing the operation of such premium finance companies. These laws pertain to such matters as books and records that must be kept, forms, licensing, fees and charges. For example, in Texas, the maximum late payment fee WPAC may charge is 5% of the amount of the overdue payment.

LEGISLATION

     From time to time, new regulations and legislation are proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the federal government, to control premiums, policy terminations and other policy terms and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions, any of these proposals might be adopted, or the effect, if any, on the Company.

     The insurance industry is under continuous review by both state and federal legislatures. From time to time, various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on insurers or reinsurers. For example, California adopted Proposition 103, which was an attempt on the part of that state to limit amounts which may be charged to insureds for certain categories of property and casualty insurance. Although Michigan recently considered and rejected a similar proposition, Michigan may reconsider such proposition and other states may adopt similar propositions. Other proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. Current and proposed federal measures which may also significantly affect the insurance industry include minimum solvency requirements and removal of barriers preventing banks from engaging in the insurance business. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted or the impact, if any, such adoption would have on the Company, although such impact could be material.

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries had 630 employees which included 7 executive officers. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

                   NAME                        AGE                        POSITION
                   ----                        ---                        --------
Mark E. Watson, Jr.........................    61     Chairman, Chief Executive Officer and President
Thomas E. Mangold..........................    41     Executive Vice President, Chief Operating
                                                      Officer, and Director
Michael W. Grandstaff......................    36     Senior Vice President, Treasurer and Chief
                                                      Financial Officer
Mark E. Watson, III........................    32     Senior Vice President, General Counsel and
                                                      Secretary and Director
Michael Arledge............................    45     Senior Vice President, TITAN Indemnity Company
Merle Harris...............................    36     Vice President, Westchester Premium Acceptance
                                                      Corporation
B.G. Porter................................    32     Vice President of Planning & Development

     Mark E. Watson, Jr. founded the company in 1983 and has served as Chairman of the Board of Directors, Chief Executive Officer and President of the Company since that time. Mr. Watson received his Bachelor of Science degree in Finance from the University of Notre Dame.

     Thomas E. Mangold has served as a Director of the Company since 1992. He has served as President of TITAN Insurance Company (formerly known as Imperial Midwest Insurance Company), since its formation in 1990 and Executive Vice President and Chief Operating Officer of TITAN Holdings since 1996. From 1987 to 1989, Mr. Mangold served as President of First Security Insurance Group and from 1981 to 1986 as Vice President of Delaney Intermediaries, a reinsurance intermediary. Mr. Mangold received his Bachelor of Science degree and commission in the U.S. Naval Reserves from the United States Merchant Marine Academy.

     Michael W. Grandstaff has served as Senior Vice President and Chief Financial Officer of the Company since 1996 and Treasurer of TITAN Insurance Company since 1992. He was Chief Accounting Officer of the Company from 1995 to 1996. From 1983 to 1990, Mr. Grandstaff, a Certified Public Accountant, served in various finance-related capacities in both public accounting and the insurance industry. Mr. Grandstaff received both his Bachelor of Business Administration in Accounting and Master of Business Administration degrees from Michigan State University.

     Mark E. Watson III has served as Senior Vice President of the Company since 1995 and as a Vice President of the Company from 1991 to 1995. He was elected to the Company's Board of Directors in February, 1997. He has served as General Counsel and Secretary of the Company since 1993. From 1989 to 1991, Mr. Watson was an associate with the law firm of Kroll & Tract, New York, New York. Mr. Watson received his Bachelor of Business Administration degree in finance from Southern Methodist University and his Juris Doctor degree from the University of Texas, School of Law. Mr. Watson is the son of Mark E. Watson, Jr.

     Michael Arledge has served as Senior Vice President since 1995 and as Vice President of TITAN Indemnity Company since 1991. From 1989 to 1991, Mr. Arledge was Vice President of Public Entity National Company (PENCO). From 1984 to 1989 Mr. Arledge was Vice President -- Underwriting and Marketing for the Company. Mr. Arledge received his Bachelor of Science degree in Business Administration from the University of Texas at San Antonio.

     Merle Harris has served as Vice President of Westchester Premium Acceptance Corporation since 1994. From 1992 to 1994, Mr. Harris served as Premium Finance Manager of Elton George & Co. and from 1990 to

1992 as Premium Finance Manager for an affiliate of GAINSCO, Inc. Mr. Harris attended Dallas Baptist University.

     B.G. Porter has served as Vice President of Planning and Development since joining the Company in 1995. Prior to that time, Mr. Porter was an associate in the Texas office of McKinsey and Company, Inc, an international management consulting firm. Mr. Porter received his Bachelor of Arts degree with Honors in Political Science from Stanford University. He received his Master of Business Administration degree from Harvard Business School.

ITEM 2. PROPERTIES

     In June 1994, the Company acquired a 102,079 square foot office building in San Antonio, Texas, which serves as its headquarters. The Company presently occupies approximately one-third of the available office space, with the remainder leased to third parties. The Company also owns a 27,630 square foot retail center adjacent to the home office building in San Antonio, Texas. The majority of this facility is utilized by the Company and the remainder is leased.

     The company leases approximately 30,000 square feet of office space in Troy, Michigan under a lease expiring in 1998. The Company also leases smaller facilities for all of its wholly-owned DRCs and its regional offices in Phoenix, Arizona and St. Louis Park, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

     The liquidator of the estate of Millers National Insurance Company filed a lawsuit against the Company arising out of a 1992 stock purchase agreement under which the Company purchased 812,421 shares (restated for a stock split and two stock dividends) of its own Common Stock, then held by the liquidator, from the liquidator for $3.7 million. The liquidator claims that the Company intended to make a public offering of its Common Stock and misled the liquidator into thinking that no such offer was under consideration; and that if the liquidator knew that a public offering was intended, the liquidator would have negotiated a more favorable selling price for the Common Stock in question. The Company has denied this claim and intends to defend the proceeding vigorously.

     The Company is party to numerous lawsuits arising in the normal course of business. All such lawsuits involve claims under insurance policies underwritten by the Company, which management believes have been adequately included in its established reserves for unpaid losses and LAE.

     The Company believes the resolution of the above claims and lawsuits will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     On March 23, 1994, the Company's common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol TH. Prior to such date, the Company's common stock traded on the NASDAQ National Market System ('NASDAQ") under the symbol TITN, since the Company's initial public offering on July 8, 1993.

     The following table sets forth the high and low sale prices for the common stock for the indicated periods as reported by the NYSE. The table also indicates cash dividends as declared by the Company. Common stock prices and dividends declared have been restated to reflect the Company's 5% stock dividends to shareholders of record as of May 13, 1996 and June 1, 1995.

                                                                                  DIVIDENDS
                                                                HIGH       LOW    DECLARED
                                                                ----       ---    ---------
1996
First Quarter...............................................   13 21/64  12 9/64   $0.0714
Second Quarter..............................................   16 3/8    12 47/64   0.0714
Third Quarter...............................................   15 1/4    13 5/8     0.0800
Fourth quarter..............................................   16 1/2    14 1/4     0.0800
1995
First Quarter...............................................    9 17/32   8 39/64   0.0635
Second Quarter..............................................   11 43/64   8 61/64   0.0635
Third Quarter...............................................   15        11 5/16    0.0714
Fourth quarter..............................................   14 7/8    12 3/8     0.0714

     As of March 21, 1997, there were approximately 1,000 registered holders and in excess of 2,800 individual holders of the common stock, holding 9,557,516 shares.

ITEM 6. SELECTED FINANCIAL DATA

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              1996       1995       1994      1993      1992
                                            --------   --------   --------   -------   -------
                                                   IN THOUSANDS, EXCEPT PER SHARE DATA
Statement of Income Data:
  Premiums written........................  $172,846   $138,435   $109,784   $94,994   $72,524
  Premiums earned.........................   152,452    118,219     90,786    69,407    46,402
  Net investment income...................    12,866     10,161      7,576     5,470     4,421
          Total revenues and other
            income........................   174,296    131,842    100,661    82,477    56,406
  Losses and loss expenses................    95,087     72,443     52,439    39,822    26,838
  Total expenses..........................   153,597    116,556     87,814    72,350    50,699
  Net income..............................  $ 14,181   $ 10,570   $  9,063   $ 6,734   $ 4,041
                                            --------   --------   --------   -------   -------
  Weighted average shares
     outstanding(1).......................     9,613      7,928      7,793     5,928     5,157
  Net income per share(1).................  $   1.48   $   1.33   $   1.16   $  1.13   $  0.78
                                            --------   --------   --------   -------   -------
  Net operating income per share(1) (2)...  $   1.42   $   1.33   $   1.18   $  1.04   $  0.70
                                            --------   --------   --------   -------   -------
  Cash dividends per share(1).............  $   .303   $   .270   $   .240   $  .113        --
  Loss ratio..............................      62.4%      61.3%      57.7%     57.4%     57.8%
  GAAP Expense ratio(3)...................      28.8%      30.9%      34.4%     35.0%     39.7%
  GAAP Combined ratio(3)..................      91.2%      92.2%      92.1%     92.4%     97.5%

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
Balance Sheet Data:
  Total investments.....................  $224,793   $193,858   $132,479   $125,128   $ 98,214
  Total assets..........................   361,955    307,087    219,898    189,603    144,845
  Reserve for unpaid losses and loss
     expenses...........................   141,871    122,811     98,405     76,514     60,717
  Unearned premiums.....................    55,333     45,178     35,219     32,255     27,428
  Notes payable and capitalized lease
     obligations........................    24,024     12,319      2,614      3,193      6,763
  Shareholders' equity..................   111,868    100,484     66,555     66,054     29,833
  Book value per share(1)...............  $  11.75   $  10.60   $   8.61   $   8.36   $   7.22
  Statutory policyholders' surplus......  $ 80,325   $ 58,812   $ 41,321   $ 36,891   $ 20,238
  Net premiums written to policyholders'
     surplus............................      2.02x      2.16x      2.40x      1.95x      2.74x

---------------

(1) Prior amounts have been restated for the effects of 5% stock dividends effective May 13, 1996 and June 1, 1995.

(2) Represents net income per share exclusive of net, after-tax realized gains (losses).

(3) Prior amounts have been restated to exclude amortization of intangible assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     TITAN Holdings, Inc. ("Holdings" or "the Company") operates specialty property and casualty insurance companies and related service companies. Through its insurance subsidiaries (TITAN Indemnity Company and TITAN Insurance Company), Holdings provides non-standard automobile insurance in six states and property and casualty insurance for small to medium-sized cities, towns, counties and other public entities nationwide. Another wholly-owned subsidiary, Westchester Premium Acceptance Corporation, provides commercial property and casualty premium financing. The Company refers to its non-standard personal lines automobile insurance program collectively as "TITAN Auto" and the Public Entity program as "TITAN Public Entity".

     Public entity insurance is somewhat seasonal in that public entities tend to purchase insurance to coincide with the start of the fiscal years (typically January, July or October). Therefore, these months have historically produced the most premium volume for the Company. Non-standard automobile insurance does not tend to be highly seasonal.

     All prior period earnings per share data have been restated to reflect 5% stock dividends effected May 13, 1996 and June 1, 1995.

     The following section contains forward-looking statements regarding premium growth and other matters, which involve risks and uncertainties that may affect the Company's actual results of operations. The following important factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: claims frequency, claims severity, severe adverse weather conditions, economics, competitive pricing and the regulatory environment in which the Company operates.

RESULTS OF OPERATIONS

  Premiums Written

     Premium writings for the past two calendar years have increased approximately 25% annually. For the year ended December 31, 1996 premiums written totaled $172.8 million versus $138.4 million in 1995 and $109.8 million in 1994. The increase in premiums written is primarily attributable to TITAN Auto. For the three years ended December 31, 1996, 1995 and 1994, TITAN Auto premiums written were $106.4 million, $80.6 million and $56.4 million, respectively, representing growth of 32% in 1996 and 43% in 1995. TITAN Public Entity accounted for $61.2 million in premiums written in 1996 versus $53.7 million in 1995 and $47.4 million in 1994 representing increases of 14% and 13% respectively.

     During 1996, TITAN Auto's operations in Michigan and Arizona provided for a majority of the increase in non-standard automobile premiums written. Michigan premiums written increased 19% to $80.3 million in 1996 versus a 22% increase in 1995 to $67.4 million from $55.4 million in 1994. Arizona premiums written totaled $20.9 million in 1996, $13.2 million in 1995 and $1.0 million in 1994. The Arizona operations commenced in September of 1994 and in two full years of operation, 1996 versus 1995, premium writings increased by 58%. During 1996, TITAN Auto began underwriting operations, through acquisitions of independent insurance agencies which the Company converted into direct response centers, in Nevada (in the second quarter of 1996), Colorado and Texas (both in the third quarter of 1996) which accounted for $1.3 million, $2.1 million and $1.8 million, respectively in premiums written. In January 1997, TITAN Auto commenced underwriting operations in New Mexico through Tri-West Holdings Inc., ("Tri-West"), an independent company that acquires agencies and operates DRCs under contract with the Company. Tri-West writes New Mexico business exclusively for TITAN Auto and TITAN Auto has acquired an option to purchase Tri-West's New Mexico operation at a future time. TITAN Auto anticipates writing business in Indiana through Tri-West beginning May 1, 1997 and expects to enter other states through Tri-West in 1997 and beyond.

     The Company attributes the growth in Michigan to an increase in its agency force to in excess of 1,600 independent licensed agencies. In addition, TITAN Auto has formed strategic alliances with certain distributors of standard or preferred automobile insurance products in Michigan in 1996, which collectively contributed $9.0 million in premiums written. Management believes that TITAN Auto continues to be the largest voluntary writer of private passenger non-standard automobile insurance in the state of Michigan. Competition within Michigan has increased and the Company anticipates the competition to continue, which could negatively impact future growth in Michigan. The increase in TITAN Auto's Arizona premium writings is primarily attributable to the continued success of marketing through direct response centers. The Company anticipates continued growth for TITAN Auto through increased marketing for existing DRCs, independent agency expansion, new strategic alliances and future geographic expansion.

     TITAN Public Entity's consistent growth continued in 1996 as premiums written increased 14% to $61.2 million. For the year ended 1995 premiums written increased 13% to $53.7 million compared to $47.4 million in 1994. The increase resulted principally from states where additional state managers have been deployed to expand market coverage. In 1996, a new program, Horizon, was introduced providing a single, comprehensive package of coverages which simplifies the insurance policy for insureds and streamlines the underwriting and policy issuance processes. To further enhance TITAN Public Entity, the Company, in 1996, began offering a program to private schools and fire districts throughout the country and workers compensation insurance to its insureds in Pennsylvania. In 1996, workers compensation premiums written were not material to the Company and the majority of risk exposure associated with this line of coverage is ceded to a reinsurer. This workers compensation program will be expanded in 1997 to other states. TITAN Public Entity anticipates moderate growth in 1997 as the Company continues to be selective with its underwriting decisions in a highly competitive and price sensitive market.

  Premiums Ceded

     Premiums ceded represent the cost of reinsurance purchased by the Company which generally is a function of the amount of premiums written and the level of risk transferred to the reinsurer. Premiums ceded as a percent of premiums written for the years ended December 31, 1996, 1995 and 1994 were 6.1%, 8.0% and 9.6%, respectively. The reductions in reinsurance costs are attributable to the proportional increase in TITAN Auto's operations, which have lower reinsurance costs due to relatively low policy limits. The reductions in reinsurance costs are also attributable to a reduction in the Michigan Catastrophic Claims Association ("MCCA") assessment rate in early 1996 and a reduction in TITAN Public Entity's reinsurance premium rates associated with continued favorable experience and the Company increasing its net retentions. At the renewal of the public entity's casualty reinsurance contract effective January 1, 1996, the Company increased its net retention from $500,000 to $750,000 per occurrence for casualty risks, and effective April 1, 1996 the Company increased its net retention on public entity property risks from $200,000 to $500,000 per occurrence. Reinsurance costs for both TITAN Auto and TITAN Public Entity were reduced in 1995 compared to 1994 for the same reasons noted above.

     The Company expects premiums ceded as a percent of premiums written to continue to decline because of the growth in Titan Auto, increased retention and further reductions in the MCCA assessment rate.

  Premiums Earned

     Premiums earned are the result of net premiums written which are recognized as income on a pro rata basis over the terms of the respective insurance policies issued. Premiums earned increased approximately 30% for the second consecutive year to $152.5 in 1996 compared to $118.2 million in 1995 and $90.8 million in 1994. TITAN Auto earned premium increased to $93.9 million in 1996 versus $69.1 million in 1995 and $47.3 million in 1994. TITAN Public Entity earned premium for the three years ended 1996, 1995 and 1994 was $54.2 million, $44.9 million and $39.4 million, respectively. The increase in premiums earned is attributable to the overall increase in premiums written and reduced amounts ceded.

  Fee and Ceding Commission Income

     TITAN Auto's operations generate certain policy and installment billing fees which comprise the majority of fee and ceding commission income. Ceding commissions received from reinsurers represent the reimbursement of policy acquisition expenses or profit commissions based on loss experience. The increase in fee and ceding commission income of approximately $4.7 million, to $8.1 million in 1996, stems primarily from increased policy fee income associated with the growth in TITAN Auto's operations. The increase experienced in 1996 over 1995 is more significant than the increase in 1995 over 1994 due to the expansion of TITAN Auto's operations in 1996 into Arizona, Nevada, Texas and Colorado, where policy fees are more significant. TITAN Auto premiums written outside of Michigan exceeded $26 million in 1996 compared to approximately $13 million in 1995.

     The Company expects fee income to continue to increase in conjunction with the growth and expansion of its auto program into additional states.

  Net Investment Income

     Net investment income increased 27% in 1996 to $12.9 million from $10.2 million in 1995, versus a 34% increase in 1995 from $7.6 million in 1994. The increases in investment income for both 1996 and 1995 relate to a larger base of invested assets associated with cash provided by operations and, in the case of 1995, proceeds from the Company's November 1995 stock offering. The increase in 1995 was also attributable to a slight increase in the average yield of the Company's investment portfolio. The average yield of the investment portfolio for 1996, 1995 and 1994, was approximately 6.3%, 6.4% and 6.0%, respectively.

     The Company's invested assets are held primarily in fixed maturities and since 1994 interest rates have not significantly impacted the yield of the fixed maturity portfolio as a result of its relatively short duration. In 1996 the duration of the portfolio was 3.5 years compared to 3.0 years in 1995 and 3.3 years in 1994.

     Interest income from premium finance contracts increased to $2.5 million in 1996 from $1.6 million in 1995 and $0.9 million in 1994. Such increases are substantially attributable to increases in the amounts of premiums financed. During 1996 premiums financed increased 66% to $51.7 million versus $31.1 million in 1995 and $19.2 million in 1994.

  Combined Ratio

     The combined ratio is a measure of an insurance company's profitability from underwriting, and it has two components: a loss ratio and an expense ratio. On a GAAP basis, losses and loss expenses are expressed as a percentage of premiums earned ("loss ratio") and underwriting expenses are also expressed as a percentage of premiums earned ("expense ratio"). A combined ratio under 100% indicates an underwriting profit while a combined ratio over 100% indicates an underwriting loss.

     The Company's overall GAAP combined ratio decreased to 91.2% in 1996 from 92.2% in 1995 and 92.1% in 1994. Overall the loss ratio component has increased slightly to 62.4% in 1996 from 61.3% in 1995 and 57.7% in 1994 while the overall expense ratio component has decreased steadily to 28.8% in 1996 from 30.9% in 1995 and 34.4% in 1994.

     TITAN Auto's overall GAAP combined ratio increased somewhat for the year ended December 31, 1996 to 86.5% from 85.7% in 1995 due to an increase in the expense ratio component in 1996 to 27.8% from 26.9% in 1995. The slight increase in the expense ratio relates primarily to the development of DRCs and the associated advertising costs not initially offset by premium volume. Additionally, an increased proportion of corporate service costs were attributed to TITAN Auto in 1996 in connection with its extensive strategic development. TITAN Auto's loss ratio component remained constant in 1996 versus 1995 at approximately 58.8%. For the year ended 1995, compared to 1994, TITAN Auto's expense ratio decreased to 26.9% versus 32.1%. Such decrease stems primarily from the growth of TITAN Auto's Arizona operation. The Arizona operation generates significant policy fee income, consistent with the market, and this fee income is reflected as an offset to the expense ratio. Accordingly, the Arizona business is underwritten at a higher loss ratio relative to the Michigan market. The 1995 loss ratio increased to 58.8% compared to 56.3% in 1994.

     TITAN Public Entity's overall GAAP combined ratio remained fairly constant in 1996 at 96.4% compared to 96.6% in 1995 as an increase in the loss ratio was offset by improvement in the expense ratio. TITAN Public Entity's loss ratio in 1996 of 65.8% compared to 61.9% of a year ago was affected by development on prior accident years and the severe winter storms in the northeast United States in early 1996. The development on prior accident years relates to certain claims ultimately settled at amounts in excess of established loss reserves. Such development is limited to select liability lines of coverage and certain territories within public entity. Management of the Company has since modified underwriting criteria for such coverages and adjusted its reserving practices. The improvement in the expense ratio in 1996 to 30.6% from 34.7% in 1995 is due to the realignment of corporate service costs in 1996 and to reinsured losses incurred in 1995 that reduced the Company's profit commission from its reinsurer in 1995. During 1995 TITAN Public Entity's loss ratio increased to 61.9% from 60% in 1994, primarily due to increased claim frequency.

     The Company's strategic plan includes initiatives to further reduce operating expenses, primarily as they relate to TITAN Auto. Accordingly, the Company anticipates continued improvement in the expense ratio. This will enable the Company to underwrite TITAN Auto at a somewhat higher loss ratio and become more competitive in the marketplace while continuing its focus on profitability.

  Agents' Commissions

     Commissions paid to independent insurance agents represent the Company's most significant policy acquisition cost. The Company's trend of reducing this cost continued in 1996, evidenced by the fact that agents' commissions, as a percentage of premiums earned decreased to 11.8% in 1996 from 14.1% in 1995 and 17.3% in 1994. Such decreases relate primarily to the expansion of TITAN Auto's DRC operations which are not subject to commission expense. The Company anticipates this trend to continue as more direct response centers commence operations.

  Discontinued Programs

     The Company discontinued its involvement in an aviation program in 1993 and, effective January 1995, ceased its involvement in a contract surety program. In 1996, 1995 and 1994, the Company incurred underwriting losses of approximately $1.4 million, $1.2 million and $1.1 million, respectively, as a result of adverse development from these programs.

     In early 1997, the Company plans to execute a transaction that will transfer existing loss reserves and unearned premiums and cede 100% of future business, to a reinsurer, of its preferred automobile insurance program offered to educators in Minnesota. The educators program was not material to the Company in 1996, 1995 or 1994 and will not be significant in 1997.

  Amortization of Intangibles

     During 1996, intangible assets were capitalized as a result of acquisitions of independent insurance agencies in Texas, Colorado and Nevada. Intangible assets were also capitalized from 1992 through 1995 in connection with the Company's acquisition of TITAN Insurance Company and in 1994 and 1995 in connection with the acquisition of independent insurance agencies in Arizona and Michigan. Amortization of these amounts was $2.2 million, $1.2 million and $510,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 unamortized costs were $21.2 million that relate to these acquisitions and will be amortized to future periods.

  Net Income

     Net income increased $3.6 million or 34% to $14.2 million from $10.6 million in 1995, versus a $1.5 million or 16% increase in 1995 over $9.1 million in 1994. On an operating basis, excluding the effects of net after-tax realized gains (losses), net operating income increased $3.0 million to $13.6 million from $10.6 million in 1995 versus a $1.4 million increase over $9.2 million in 1994.

     Net income per share in 1996 was $1.48 versus $1.33 in 1995 on approximately 21% more weighted average shares outstanding in 1996 compared to 1995. Net income per share was $1.16 in 1994 on approximately an equal amount of shares outstanding compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's insurance subsidiaries receive substantial cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and other operating expenses. Net cash provided by operating activities was $31.0 million in 1996 versus $36.3 million in 1995 and $22.2 million in 1994. The decrease in 1996 relates primarily to an elevated level of losses paid in 1996 compared to 1995 associated with the growth in TITAN Auto's operations and the proportionally shorter loss payout period relative to TITAN Public Entity operations.

     Net cash provided by financing activities includes borrowings under the Company's and WPAC's credit facility. In August of 1996 Holdings borrowed $10 million to increase the statutory surplus of the insurance companies and borrowed $2 million at various intervals throughout 1996 for working capital purposes. WPAC increased its outstanding borrowings from $7 million to $15.8 million to support its premium finance operations. Financing activities in 1995 included net proceeds from Holdings common stock offering of $20.7 million through which $11.5 million of debt was repaid, borrowings under Holdings' credit facility of $21.5 million ($20 million increased the statutory surplus of the insurance companies) and $4 million of borrowings under WPAC's facility.

     In July 1996, Holdings and WPAC entered into a $55 million credit facility with a group of banks, increasing the limit of the $45 million credit facility originally executed in August 1995. The 1996 credit facility includes a $10 million revolving line of credit ($2 million outstanding) until July 30, 2001 for Holdings' working capital purposes, a $20 million term loan ($20 million outstanding) utilized by the insurance companies to increase underwriting capacity, and a $25 million revolving credit facility available until July 30, 1997 for WPAC's premium finance operations. Management, in 1997, will evaluate the insurance companies' underwriting leverage ratio (net to premiums written as a function of statutory surplus) and evaluate whether additional financing is required to increase underwriting capacity. During 1997 management expects to utilize a portion of Holdings' $10 million revolving line of credit as necessary for working capital purposes. The term loan is payable in $4 million increments annually through 2001. The debt service in 1997, under the term loan, is anticipated to be repaid through dividends from the insurance companies to Holdings. WPAC's facility extends through July 30, 1997 at which time WPAC intends to renegotiate the line of credit for another year. In February 1997, WPAC acquired Elite Premium Services, Inc. ("Elite") for approximately $400,000 in cash and additional consideration to be determined as a function of future amounts financed through sources provided by Elite. Concurrent with the purchase, WPAC extended the limit of its facility to $50 million. At the date of purchase, WPAC increased its borrowings by approximately $11.5 million for finance contracts acquired from Elite. All other terms remained the same.

     The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In 1997 Holdings could receive up to approximately $8.0 million in dividends without regulatory approval. Based on the current working capital of Holdings, management anticipates the payment of the dividends available without regulatory approval from the insurance companies to help meets its current liquidity needs, including its debt service obligations under the credit facility.

     In 1996, cash used by investing activities included TITAN Auto's purchase of certain net assets of independent insurance agencies of approximately $2.6 million in addition to approximately $6.7 million in contingent consideration paid related to the initial purchase of TITAN Insurance Company. The Company will make one final payment of contingent consideration in 1997 in the amount of approximately $2.5 million in connection with the purchase of Titan Insurance Company, which has been accrued for in full. In addition, TITAN Indemnity Company expended approximately $4.1 million on capital improvements to its home office building. The Company now occupies approximately one-third of the home office building, replacing previous facilities which were leased by the Company. Future capital improvements are anticipated to be insignificant to TITAN Indemnity Company.

IMPACT OF INFLATION

     The Company's operations, like those of other property and casualty insurers, are susceptible to the effects of inflation, as premiums are established before the ultimate amount of losses and loss adjustment expenses ("LAE") are known. Although management attempts to consider the potential effects of inflation while setting premiums, for competitive reasons such premiums may not fully compensate the Company for the effects of inflation. Public entity premium rates, by the nature of their derivation, generally respond to the effects of inflation since they are based in part upon a municipality's annual budget, which itself is susceptible to the effects of inflation. The Company also attempts to consider the impact of inflation on the payment of future losses and LAE when establishing reserves for unpaid losses and LAE. In addition, inflation may affect the rate of return and the market value of the Company's investment portfolio.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. FAS 128 simplifies the computation of earnings per share previously required by APB Opinion No. 15, "Earnings per Share," replacing primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company will adopt FAS 128 in the first quarter of 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                  IN THOUSANDS
                                      ASSETS

Investments:
  Fixed maturities available for sale, at market value
     (amortized cost: $145,990 and $112,309)................  $145,531    $112,990
  Fixed maturities held to maturity, at amortized cost
     (market value: $16,104 and $19,982)....................    16,114      19,871
     Equity securities available for sale, at market value
      (cost: $17,088 and $15,489)...........................    16,479      14,679
  Short-term investments, at cost which approximates market
     value..................................................       270       4,898
  Cash......................................................     3,682      11,008
  Premium finance contracts.................................    23,469      12,858
  Mortgage notes receivable.................................    15,935      12,281
  Other invested assets, net................................     3,313       5,273
                                                              --------    --------
          Total investments.................................   224,793     193,858
Receivables:
  Premiums due from agents and policyholders................    21,848      15,958
  Amounts due from reinsurers...............................    47,393      42,589
  Other.....................................................     4,917       2,984
Deferred tax assets, net....................................     4,427       4,586
Property and equipment, at cost less accumulated
  depreciation and amortization of $4,804 and $4,249........    18,852      11,083
Deferred policy acquisition costs...........................    12,498      10,086
Other assets................................................     6,032       5,174
Goodwill and non-competition agreements, net................    21,195      20,769
                                                              --------    --------
                                                              $361,955    $307,087
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Reserve for unpaid losses and loss expenses...............  $141,871    $122,811
  Unearned premiums.........................................    55,333      45,178
  Notes payable and capitalized lease obligations...........    24,024      12,319
  Note payable -- premium finance subsidiary................    15,750       7,000
  Other liabilities.........................................    13,109      19,295
                                                              --------    --------
          Total liabilities.................................   250,087     206,603
                                                              --------    --------
Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000 shares;
     no shares issued or outstanding........................        --          --
  Common stock, $.01 par value. Authorized 40,000 shares;
     issued and outstanding: 1996 -- 9,521 shares;
     1995 -- 9,027 shares...................................        95          90
  Additional paid-in capital................................    62,141      54,274
  Retained earnings.........................................    50,054      46,137
  Net unrealized loss on investments, net of deferred tax
     benefit of $227 and $9.................................      (422)        (17)
                                                              --------    --------
          Total shareholders' equity........................   111,868     100,484
                                                              --------    --------
                                                              $361,955    $307,087
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1996         1995         1994
                                                             ---------    ---------    ---------
                                                             IN THOUSANDS, EXCEPT PER SHARE DATA
Revenues and other income:
  Premiums written.........................................   $172,846     $138,435     $109,784
  Premiums ceded...........................................    (10,595)     (11,111)     (10,502)
                                                              --------     --------     --------
          Net premiums written.............................    162,251      127,324       99,282
  Increase in unearned premiums............................     (9,799)      (9,105)      (8,496)
                                                              --------     --------     --------
          Premiums earned..................................    152,452      118,219       90,786
  Fee and ceding commission income.........................      8,095        3,423        2,546
  Net investment income....................................     12,866       10,161        7,576
  Net realized gains (losses)..............................        883           39         (247)
                                                              --------     --------     --------
          Total revenues and other income..................    174,296      131,842      100,661
                                                              --------     --------     --------
Expenses:
  Losses and loss expenses.................................     95,087       72,443       52,439
  Agents' commissions......................................     17,914       16,697       15,694
  Other operating expenses.................................     40,596       27,416       19,681
                                                              --------     --------     --------
          Total expenses...................................    153,597      116,556       87,814
                                                              --------     --------     --------
          Income before income tax expense.................     20,699       15,286       12,847
                                                              --------     --------     --------
Income tax expense (benefit):
  Current..................................................      6,140        4,939        4,566
  Deferred.................................................        378         (223)        (782)
                                                              --------     --------     --------
          Total income tax expense.........................      6,518        4,716        3,784
                                                              --------     --------     --------
          Net income.......................................   $ 14,181     $ 10,570     $  9,063
                                                              ========     ========     ========
Net income per share.......................................   $   1.48     $   1.33     $   1.16
                                                              ========     ========     ========
Weighted average shares outstanding........................      9,613        7,928        7,793
                                                              ========     ========     ========

          See accompanying notes to consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                               NET
                                                                           UNREALIZED
                                  COMMON STOCK     ADDITIONAL              GAIN (LOSS)                  TOTAL
                                 ---------------    PAID-IN     RETAINED       ON        TREASURY   SHAREHOLDERS'
                                 SHARES   AMOUNT    CAPITAL     EARNINGS   INVESTMENTS    STOCK        EQUITY
                                 ------   ------   ----------   --------   -----------   --------   -------------
                                                                   IN THOUSANDS
Balances at December 31,
  1993.........................  7,164     $72      $31,212     $34,278      $   492     $    --      $ 66,054
Net income.....................     --      --           --       9,063           --          --         9,063
Net unrealized loss............     --      --           --          --       (5,283)         --        (5,283)
Dividends ($0.24 per share) to
  shareholders.................     --      --           --      (1,873)          --          --        (1,873)
Purchase of treasury stock, at
  cost.........................     --      --           --          --           --      (1,406)       (1,406)
Retirement of treasury stock...   (152)     (2)      (1,404)         --           --       1,406            --
                                 -----     ---      -------     -------      -------     -------      --------
Balances at December 31,
  1994.........................  7,012      70       29,808      41,468       (4,791)         --        66,555

Effect of stock dividend at
  June 1, 1995.................    351       3        3,809      (3,812)          --          --            --
Net income.....................     --      --           --      10,570           --          --        10,570
Net unrealized gain............     --      --           --          --        4,774          --         4,774
Common stock issued............  1,664      17       20,657          --           --          --        20,674
Dividends ($0.27 per share) to
  shareholders.................     --      --           --      (2,089)          --          --        (2,089)
                                 -----     ---      -------     -------      -------     -------      --------
Balances at December 31,
  1995.........................  9,027      90       54,274      46,137          (17)         --       100,484

Effect of stock dividend at May
  13, 1996.....................    451       4        7,384      (7,388)          --          --            --
Net income.....................     --      --           --      14,181           --          --        14,181
Net unrealized loss............     --      --           --          --         (405)         --          (405)
Common stock issued............     43       1          483          --           --          --           484
Dividends ($0.30 per share) to
  shareholders.................     --      --           --      (2,876)          --          --        (2,876)
                                 -----     ---      -------     -------      -------     -------      --------
Balances at December 31,
  1996.........................  9,521     $95      $62,141     $50,054      $  (422)    $    --      $111,868
                                 =====     ===      =======     =======      =======     =======      ========

          See accompanying notes to consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                       IN THOUSANDS
Cash flows from operating activities:
  Net income................................................  $ 14,181   $ 10,570   $  9,063
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Receivables............................................   (12,627)   (10,974)   (12,530)
     Deferred income taxes..................................       378       (223)      (782)
     Deferred policy acquisition costs......................    (2,412)    (1,469)    (2,209)
     Reserve for unpaid losses and loss expenses............    19,060     24,406     21,891
     Unearned premiums......................................    10,155      9,959      2,964
     Depreciation and amortization..........................     1,329      1,137        776
     Other..................................................       972      2,860      3,012
                                                              --------   --------   --------
          Net cash provided by operating activities.........    31,036     36,266     22,185
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of fixed maturities, available for sale.........   (90,897)   (43,152)   (27,574)
  Purchases of fixed maturities, held to maturity...........        --    (20,435)        --
  Purchases of equity securities............................   (11,193)   (12,148)    (9,661)
  Purchases of short-term investments.......................    (6,100)   (52,935)    (3,722)
  Premium finance contracts funded..........................   (51,709)   (31,092)   (19,197)
  Mortgage notes funded.....................................    (4,978)    (3,622)    (5,768)
  Proceeds from fixed maturities, available for sale:
     Sales before maturity..................................    43,094     16,867     23,482
     At maturity............................................    13,825      5,970      2,600
  Proceeds from fixed maturities, held to maturity, called
     by issuer..............................................     3,500        515         --
  Proceeds from sales of equity securities..................    10,214     11,903      6,539
  Proceeds from sales and maturities of short-term
     investments............................................    10,728     49,403      7,557
  Principal payments on premium finance contracts...........    41,098     27,233     16,417
  Payable for securities....................................        --     (2,967)     2,967
  Businesses acquired in purchase transactions net of cash
     acquired, and contingent consideration paid............    (9,251)    (6,234)    (4,232)
  Purchases of property and equipment.......................    (9,464)    (4,125)    (5,179)
  Other.....................................................     4,708     (2,178)    (1,218)
                                                              --------   --------   --------
          Net cash used by investing activities.............   (56,425)   (66,997)   (16,989)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from borrowings..................................    12,000     21,500         --
  Net proceeds from borrowings -- premium finance
     subsidiary.............................................     8,750      4,000      2,665
  Repayments of borrowings..................................      (295)   (11,795)      (281)
  Proceeds from sale of common stock, net...................       484     20,674         --
  Payment of dividends......................................    (2,876)    (2,089)    (1,873)
  Purchase of treasury stock................................        --         --     (1,406)
                                                              --------   --------   --------
     Net cash provided (used) by financing activities.......    18,063     32,290       (895)
                                                              --------   --------   --------
     Net (decrease) increase in cash........................    (7,326)     1,559      4,301
Cash:
  Beginning of year.........................................    11,008      9,449      5,148
                                                              --------   --------   --------
  End of year...............................................  $  3,682   $ 11,008   $  9,449
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. GENERAL

     TITAN Holdings, Inc. ("Holdings") operates specialty property and casualty insurance companies and related service companies. Through its insurance subsidiaries (TITAN Indemnity Company and TITAN Insurance Company), Holdings, provides non-standard automobile insurance in six states and property and casualty insurance for small to medium-sized cities, towns, counties and other public entities nationwide. Another wholly-owned subsidiary (Westchester Premium Acceptance Corporation) provides commercial property and casualty premium financing.

     For the year ended December 31, 1996, non-standard automobile and public entity represented 62% and 35% of total premiums written, respectively. Premium writings are also concentrated as 76% of non-standard automobile premiums written are from Michigan and 79% of public entity premiums come from eight states.

     In November 1995, a stock offering was completed for 1,643,600 shares at $13.50 per share which resulted in net proceeds of $20,449,000 (after offering expenses). The proceeds of this offering were principally used to increase the underwriting capacity of TITAN Indemnity Company and TITAN Insurance Company, to repay debt and for working capital purposes.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Holdings and the following subsidiaries:

  TITAN Indemnity Company:

     TITAN Indemnity Company ("TITAN Indemnity"), a wholly-owned subsidiary of Holdings, is a Texas domiciled property and casualty insurer, admitted as an insurer in 47 states and the District of Columbia. TITAN Indemnity underwrites insurance for public entities nationwide and non-standard private passenger automobile insurance in Texas, Colorado, Nevada and New Mexico.

  TITAN Insurance Company:

     TITAN Insurance Company ("TITAN Insurance"), a wholly-owned subsidiary of TITAN Indemnity, is a Michigan domiciled property and casualty insurer, also admitted as an insurer in Arizona. TITAN Insurance underwrites nonstandard private passenger automobile insurance in Michigan and Arizona.

  Westchester Premium Acceptance Corporation:

     Westchester Premium Acceptance Corporation ("WPAC"), a wholly-owned subsidiary of TITAN Indemnity, is a Texas corporation, eligible to transact premium finance business in 37 states.

     All significant intercompany transactions and balances have been eliminated in consolidation.

C. INVESTMENTS

     Holdings' fixed maturities are considered to be either available for sale or held to maturity, based upon management's intent at the time of purchase. Fixed maturities categorized as available for sale are marked to market, with the resulting adjustments, net of deferred income taxes, reported as a component of shareholders'

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
equity until realized. Fixed maturities categorized as held to maturity are carried at amortized cost without recognition of gains or losses that are deemed to be temporary because Holdings has both the intent and ability to hold these investments until they mature. All equity securities are available for sale and marked to market. Realized gains and losses on investments are credited/charged to income and are determined on a "first-in, first-out" basis.

     Mortgage notes receivable and premium finance contracts are carried at unpaid balances. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that Holdings will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan, in management's judgment, becomes impaired, interest income is subsequently recognized only to the extent of cash payments received.

     Management maintains allowances for mortgage notes receivable and premium finance contracts at a level which management believes is adequate to absorb potential losses in the portfolios. The allowances are based on an evaluation of the notes, past loss experience, current economic conditions, volume, growth and other relevant factors.

D. RESERVE FOR UNPAID LOSSES AND LOSS EXPENSES

     The reserve for unpaid losses and loss expenses is undiscounted and represents case-basis estimates of reported losses and estimates based on certain actuarial assumptions regarding the past experience of unreported losses. Estimated amounts of salvage and subrogation are deducted from the reserve for unpaid losses and loss expenses. Management believes that the reserve for unpaid losses and loss expenses is adequate to cover the ultimate liability. However, such estimate may be more or less than the amount ultimately paid when the claims are finally settled.

E. REVENUE RECOGNITION

     Insurance premium income is recognized on a pro rata basis over the respective terms of the policies. Policy acquisition costs net of ceding commissions are similarly deferred and amortized to income.

     Reinsurance arrangements are short-duration prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid. Premiums ceded for contracts with retrospective adjustment features are calculated based upon the related estimated incurred losses and loss expenses including a provision for unreported losses.

F. PROPERTY AND EQUIPMENT

     Property and equipment stated at cost, less accumulated depreciation, consist primarily of a home office building and adjacent plaza (purchased in 1994), furniture and equipment. Equipment under capital lease obligations is stated at the present value of the minimum lease payments at the beginning of the lease term. Depreciation and amortization is primarily computed using the straight-line method over the estimated useful lives or lease terms, ranging from 3 to 10 years for equipment and 39 years for the home office building.

G. INCOME TAXES

     Holdings accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Holdings' financial statements or federal tax returns. In estimating future tax consequences, Holdings generally considers all expected future events other than enactments of changes in the tax laws or rates.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

H. GOODWILL AND NON-COMPETITION AGREEMENTS

     The excess of cost over net assets purchased relating to business acquisitions are being amortized on a straight-line basis over periods ranging from 7 to 25 years and the amounts capitalized relative to non-competition agreements are being amortized on a straight-line basis over their respective terms. The carrying value of goodwill and non-competition agreements is periodically reviewed by Holdings and based on this review no material impairment exists at December 31, 1996.

     Through its wholly-owned subsidiaries, Holdings has also acquired the net assets of independent insurance agencies. The results of operations of these agencies have been included in the accompanying consolidated financial statements since the date of these acquisitions.

I. CASH EQUIVALENTS

     Holdings considers all certificates of deposit, United States government securities and commercial paper with original maturities of three months or less to be cash equivalents. At December 31, 1996 and 1995, there were no investments in cash equivalents.

J. NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (relating to stock options and warrants) outstanding during the year, calculated on a daily basis. The weighted average number of shares outstanding for all periods presented has been retroactively adjusted for the effects of 5% stock dividends effected on May 13, 1996 and June 1, 1995.

K. STOCK COMPENSATION PLANS

     Holdings adopted Statement of Financial Accounting Standard No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," and has elected to continue utilizing the intrinsic value method required under provisions of APB Opinion No. 25 (APB 25) and related Interpretations in measuring stock-based compensation for employees. In addition, SFAS 123 requires Holdings to make pro forma disclosures of net income and net income per share as if the fair value method of accounting for stock based compensation had been applied. See note 14 to the consolidated financial statements. The disclosure provisions of SFAS 123 are effective for options granted in fiscal years beginning in 1995.

L. FINANCIAL STATEMENT PRESENTATION

     Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year's presentation.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

2. INVESTMENTS

A. INVESTMENT INCOME

     Major categories of investment income are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996       1995       1994
                                                         -------    -------    ------
                                                                 IN THOUSANDS
Fixed maturities, available for sale...................  $ 6,963    $ 5,542    $4,725
Fixed maturities, held to maturity.....................      950        366        --
Equity securities......................................      949        823       983
Short-term investments and cash and cash equivalents...      696      1,044       510
Premium finance contracts..............................    2,517      1,551       880
Mortgage notes receivable..............................    1,785      1,091       680
Other invested assets..................................       53        111       173
                                                         -------    -------    ------
          Total investment income......................   13,913     10,528     7,951
Less investment expenses...............................    1,047        367       375
                                                         -------    -------    ------
          Net investment income........................  $12,866    $10,161    $7,576
                                                         =======    =======    ======

B. REALIZED AND NET UNREALIZED GAINS AND LOSSES ON INVESTMENTS

     Realized gains (losses) and changes in net unrealized losses are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1995     1994
                                                           -------   ------   -------
                                                                  IN THOUSANDS
Realized gains (losses):
  Fixed maturities, available for sale...................  $   231   $   42   $  (304)
  Fixed maturities, held to maturity (called by
     issuer).............................................      (14)      (8)       --
  Equity securities......................................      643        5        55
                                                           -------   ------   -------
          Net realized gains (losses)....................  $   860   $   39   $  (249)
                                                           =======   ======   =======
(Increase) decrease in net unrealized losses:
  Fixed maturities, available for sale...................  $(1,140)  $4,461   $(4,754)
  Fixed maturities, held to maturity.....................     (121)     111        --
  Equity securities and other invested assets............      516    1,518    (2,101)
                                                           -------   ------   -------
          Total (increase) decrease in net unrealized
            losses.......................................  $  (745)  $6,090   $(6,855)
                                                           =======   ======   =======

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

C. SUMMARY OF INVESTMENTS

     The amortized cost and estimated market values of investments in fixed maturities at December 31, 1996 are as follows:

                                                           GROSS        GROSS      ESTIMATED
                                             AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                               COST        GAINS        LOSSES       VALUE
                                             ---------   ----------   ----------   ---------
                                                              IN THOUSANDS
Available for Sale
  U.S. Government agencies and
     authorities...........................  $ 92,551       $110        $  976     $ 91,685
  States and political subdivisions........    39,446        452           132       39,766
  Collateralized mortgage obligations......     9,239         72            35        9,276
  Corporate securities.....................     4,754         70            20        4,804
                                             --------       ----        ------     --------
          Total fixed maturities, available
            for sale.......................  $145,990       $704        $1,163     $145,531
                                             ========       ====        ======     ========

                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
                                                               IN THOUSANDS
Held to Maturity
  U.S. Government agencies and
     authorities............................   $ 4,048       $--          $12        $ 4,036
  States and political subdivisions.........    12,066        46           44         12,068
                                               -------       ---          ---        -------
          Total fixed maturities, held to
            maturity........................   $16,114       $46          $56        $16,104
                                               =======       ===          ===        =======

     The amortized cost and estimated market values of investments in fixed maturities, at December 31, 1995 are as follows:

                                                           GROSS        GROSS      ESTIMATED
                                             AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                               COST        GAINS        LOSSES       VALUE
                                             ---------   ----------   ----------   ---------
                                                              IN THOUSANDS
Available for Sale
  U.S. Government agencies and
     authorities...........................  $ 60,503      $  262        $216      $ 60,549
  States and political subdivisions........    38,179         648         150        38,677
  Collateralized mortgage obligations......     6,949          89          94         6,944
  Corporate securities.....................     6,678         178          36         6,820
                                             --------      ------        ----      --------
          Total fixed maturities, available
            for sale.......................  $112,309      $1,177        $496      $112,990
                                             ========      ======        ====      ========

                                                          GROSS         GROSS       ESTIMATED
                                           AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                             COST         GAINS         LOSSES        VALUE
                                           ---------    ----------    ----------    ---------
                                                              IN THOUSANDS
Held to Maturity
  U.S. Government agencies and
     authorities.........................   $ 7,565        $ 63          $--         $ 7,628
  States and political subdivisions......    12,306          67           19          12,354
                                            -------        ----          ---         -------
          Total fixed maturities, held to
            maturity.....................   $19,871        $130          $19         $19,982
                                            =======        ====          ===         =======

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

     The amortized cost and estimated market values of fixed maturities, at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because some borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                           ESTIMATED
                                                              AMORTIZED     MARKET
                                                                COST         VALUE
                                                              ---------    ---------
                                                                   IN THOUSANDS
Available for sale
  Due in one year or less...................................  $ 10,360     $ 10,384
  Due after one year through five years.....................    73,007       72,803
  Due after five years through ten years....................    44,368       43,964
  Due after ten years.......................................     9,016        9,104
  Collateralized mortgage obligations.......................     9,239        9,276
                                                              --------     --------
                                                              $145,990     $145,531
                                                              ========     ========

                                                                           ESTIMATED
                                                              AMORTIZED     MARKET
                                                                COST         VALUE
                                                              ---------    ---------
                                                                   IN THOUSANDS
Held to Maturity
  Due in one year or less...................................   $ 2,103      $ 2,112
  Due after one year through five years.....................     6,444        6,434
  Due after five years through ten years....................     1,451        1,455
  Due after ten years.......................................     6,116        6,103
                                                               -------      -------
                                                               $16,114      $16,104
                                                               =======      =======

     At December 31, 1996, approximately 95% of the fixed maturity portfolio was rated A- or above by Moody's Investors Services, Inc. or Standard and Poor's Corporation.

     Gross realized gains and losses on sales of fixed maturities, available for sale, are as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1996   1995   1994
                                                              ----   ----   -----
                                                                 IN THOUSANDS
Gross realized gains........................................  $284   $296   $  24
Gross realized losses.......................................    53    254     328
                                                              ----   ----   -----
          Net realized gains (losses).......................  $231   $ 42   $(304)
                                                              ====   ====   =====

     Gross realized losses on fixed maturities, held to maturity, that were called by issuers, were $14,000 and $8,000 in 1996 and 1995 respectively.

     The cost and estimated market values of investments in equity securities at December 31, 1996 are as follows:

                                                        GROSS         GROSS       ESTIMATED
                                                      UNREALIZED    UNREALIZED     MARKET
                                            COST        GAINS         LOSSES        VALUE
                                           -------    ----------    ----------    ---------
                                                             IN THOUSANDS
Common stocks............................  $ 3,442       $ 71          $426        $ 3,087
Nonredeemable preferred stocks...........   13,646        107           361         13,392
                                           -------       ----          ----        -------
          Total equity securities........  $17,088       $178          $787        $16,479
                                           =======       ====          ====        =======

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

     The cost and estimated market values of investments in equity securities at December 31, 1995 are as follows:

                                                        GROSS         GROSS       ESTIMATED
                                                      UNREALIZED    UNREALIZED     MARKET
                                            COST        GAINS         LOSSES        VALUE
                                           -------    ----------    ----------    ---------
                                                             IN THOUSANDS
Common stocks............................  $ 4,935       $ 58          $590        $ 4,403
Nonredeemable preferred stocks...........   10,554        127           405         10,276
                                           -------       ----          ----        -------
          Total equity securities........  $15,489       $185          $995        $14,679
                                           =======       ====          ====        =======

D. PREMIUM FINANCE CONTRACTS

     Premium finance contracts consist of loans made on insurance policies issued by the following insurers:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                 IN THOUSANDS
Other insurers..............................................  $20,743    $10,437
TITAN Indemnity Company.....................................    2,726      2,421
                                                              -------    -------
          Total premium finance contracts, net..............  $23,469    $12,858
                                                              =======    =======

     Premium finance contracts are secured by the unearned premium reserve related to the financed policies. The insured's coverage can be canceled by contractual right if the insured fails to make timely payments under its premium finance contract and the proceeds from the canceled policy can be used to pay off the unpaid balance. At December 31, 1996 and 1995, total premium finance contracts are net of an allowance for doubtful accounts of approximately $127,000 and $157,000, respectively.

     WPAC offers premium financing to third-party insureds and may advance funds for financed premiums to independent agents who represent third-party insurers. If remittance is not made by the agency to the third-party insurer, advances made by WPAC may only be recoverable to the extent the agent's receipt of such advances is deemed to be received by the third-party insurer. Premium financing which WPAC offers to TITAN Indemnity Company's public entity insureds does not involve any credit risk since no funds are advanced to outside parties and WPAC is entitled to receive the unearned premiums on the financed policies upon cancellation.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

E. MORTGAGE NOTES RECEIVABLE

     Mortgage notes receivable are principally first liens on commercial properties. There have been no foreclosures nor are any of the notes subject to delinquent interest.

     A summary of mortgage notes receivable, by location, is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                 IN THOUSANDS
Bexar County, Texas.........................................  $ 7,534    $ 6,816
Dallas County, Texas........................................    6,292      5,072
Travis County, Texas........................................      992         --
Bell County, Texas..........................................      128         --
Arizona.....................................................      721         --
Colorado....................................................      388        393
                                                              -------    -------
Total mortgage notes receivable.............................   16,055     12,281
Loan loss reserve...........................................     (120)        --
                                                              -------    -------
          Total mortgage notes receivable, net..............  $15,935    $12,281
                                                              =======    =======

F. RESTRICTIONS

     At December 31, 1996, TITAN Indemnity and TITAN Insurance (the "insurance companies") had investments with a carrying value of $9,042,000 on deposit with various state insurance departments as a requirement of doing business in such states.

3. REINSURANCE

     In the ordinary course of business, the insurance companies reinsure certain risks with other insurance organizations to provide greater diversification of risk and minimize exposure on larger risks. Although reinsurance agreements contractually obligate the insurance companies' reinsurers to reimburse the insurance companies for their proportionate share of losses, they do not discharge the primary liability of the insurance companies. The insurance companies are contingently at risk for the ceded amount of reserves for unpaid losses and loss expenses and unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations.

     The insurance companies are currently reinsured under separate treaties for their different lines of business, resulting in the following net retentions per occurrence:

                                                       PRIMARY     EXCESS
                                                       POLICIES   POLICIES    TOTAL
                                                       --------   --------   --------
Non-standard automobile..............................  $440,000   $     --   $440,000
Public entity:
  Property...........................................   500,000         --    500,000
  Liability..........................................   750,000    150,000    900,000
  Workers compensation...............................   300,000         --    300,000

     TITAN Insurance collects and remits a mandatory statutory assessment from its Michigan non-standard automobile policyholders in order to obtain reimbursement for personal injury protection on losses (exclusive of loss expenses) in excess of $250,000 from the Michigan Catastrophic Claims Association (the "MCCA").

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

     Holdings reflects amounts related to ceded unpaid losses and loss expenses as amounts due from reinsurers and amounts related to ceded unearned premiums as prepaid reinsurance premiums in its consolidated financial statements.

     The amounts due from reinsurers and prepaid reinsurance premiums at December 31, 1996 totaled $49,665,000 with two reinsurers (the MCCA and Munich American Reinsurance Company) accounting for approximately 96% of the balance. On a continual basis, Holdings conducts a review of its reinsurers considering a number of factors, the most critical of which is their financial stability. As a result of such reviews, Holdings reevaluates its position with reinsurers with respect to existing and future reinsurance.

     Amounts due from reinsurers consist of amounts related to the following:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1996             1995
                                                              -------------    -------------
                                                                       IN THOUSANDS
Paid losses and loss expenses...............................     $ 2,697          $ 1,942
Unpaid losses and loss expenses.............................      44,101           39,787
Other.......................................................         595              860
                                                                 -------          -------
          Total.............................................     $47,393          $42,589
                                                                 =======          =======

     Ceded premiums earned and reinsurance recoveries on losses and loss expenses are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                          1996             1995             1994
                                                      -------------    -------------    -------------
                                                                       IN THOUSANDS
Ceded premiums earned...............................    $ 10,240         $ 10,266          $16,022
Reinsurance recoveries on losses and loss
  expenses..........................................      10,488           14,748           18,260

     An analysis of net premiums written is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                          1996             1995             1994
                                                      -------------    -------------    -------------
                                                                       IN THOUSANDS
Direct:
  Non-standard automobile...........................    $104,613         $ 80,607          $56,410
  Public entity.....................................      61,130           53,569           47,316
  Other.............................................       5,238            4,173            5,940
Assumed.............................................       1,865               86              118
Ceded:
  Non-standard automobile...........................      (4,313)          (5,531)          (5,409)
  Public entity.....................................      (5,483)          (5,092)          (4,087)
  Other.............................................        (799)            (488)          (1,006)
                                                        --------         --------          -------
          Net premiums written......................    $162,251         $127,324          $99,282
                                                        ========         ========          =======
Percentage of premiums assumed to net premiums
  written...........................................       1.15%            0.10%            0.10%
                                                        ========         ========          =======

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

4. INCOME TAXES

     Holdings files a consolidated federal income tax return. The differences between the statutory tax rate and the "effective" tax rate are summarized below:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1996    1995    1994
                                                              ----    ----    ----
Statutory rate..............................................    35%     35%     34%
Non-taxable investment income...............................    (3)     (5)     (5)
Other.......................................................    (1)      1      --
                                                               ---     ---     ---
          Actual "effective" rate...........................    31%     31%     29%
                                                               ===     ===     ===

     The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
                                                                IN THOUSANDS
Deferred tax assets:
  Discounting of reserve for unpaid losses and loss expenses
     for tax purposes.......................................  $5,665    $4,720
  Unearned premium deductions for tax purposes..............   3,705     2,933
  Net unrealized losses on investments......................     227         9
  Other.....................................................     285       564
                                                              ------    ------
          Total deferred tax assets.........................   9,882     8,226
                                                              ------    ------
Deferred tax liabilities:
  Net deferred policy acquisition costs.....................   4,374     3,429
  Interest on contingent consideration......................     919        --
  Other.....................................................     162       211
                                                              ------    ------
          Total deferred tax liabilities....................   5,455     3,640
                                                              ------    ------
          Deferred tax assets, net..........................  $4,427    $4,586
                                                              ======    ======

     Management of Holdings believes that a valuation allowance with respect to the realization of the total deferred tax assets is not necessary due to the reversal of the gross deferred tax liability and the application of the carryback provisions under the Internal Revenue Code. Holdings has not incurred a loss for financial reporting purposes or federal income tax purposes since inception, and management believes the existing net deductible temporary differences will reverse during periods in which net taxable income is generated. Accordingly, management believes it is more likely than not that Holdings will fully realize total deferred tax assets, but management cannot assure that Holdings will generate net income or any specific level of income in future years.

     Total federal income tax payments of $8,112,000, $4,243,000 and $4,965,000 were made during 1996, 1995 and 1994, respectively.

     At December 31, 1996, current income taxes receivable of $1,602,000 are included in other receivables and at December 31, 1995, current income taxes payable of $460,000 are included in other liabilities.

5. STATUTORY INSURANCE ACCOUNTING PRINCIPLES

     TITAN Indemnity and TITAN Insurance are required to prepare financial statements with their domiciliary states of Texas and Michigan, respectively, in accordance with statutory insurance accounting

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
principles ("SAP") prescribed or permitted by these states. The insurance companies are not utilizing any material accounting methods that are permitted by state insurance agencies which are not prescribed statutory accounting practices. The accounting principles used to prepare statutory basis financial statements differ from GAAP.

     A reconciliation of statutory policyholders' surplus at December 31, 1996 and 1995 and statutory net income for the years ended December 31, 1996, 1995 and 1994 of the insurance companies (as filed with their respective insurance regulatory authorities) to the amounts shown in the accompanying consolidated financial statements are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                  IN THOUSANDS
Statutory policyholders' surplus............................  $ 80,325    $ 58,812
  Assets non-admitted for SAP...............................    17,809      19,545
  Deferred policy acquisition costs capitalized for GAAP....    12,498      10,086
  Deferred income taxes recorded for GAAP...................     4,494       4,568
  Liabilities required for SAP in excess of those required
     for GAAP...............................................     8,439       4,920
                                                              --------    --------
       Shareholders' equity of insurance company
          subsidiaries based on GAAP........................   123,565      97,931
  (Deficit) equity attributable to non-insurance company
     parent and subsidiaries, net of consolidating
     entries................................................   (11,697)      2,553
                                                              --------    --------
          Total shareholders' equity per accompanying
            consolidated balance sheets.....................  $111,868    $100,484
                                                              ========    ========

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996       1995       1994
                                                         -------    -------    ------
                                                                 IN THOUSANDS
Statutory net income...................................  $13,789    $ 9,882    $6,610
  Deferred income taxes recorded for GAAP..............     (287)       284       736
  Change in deferred policy acquisition costs
     capitalized for GAAP..............................    2,412      1,469     2,209
  Other................................................      829        760       (95)
                                                         -------    -------    ------
  Combined net income of insurance company subsidiaries
     based on GAAP.....................................   16,743     12,395     9,460
  Net loss attributable to non-insurance parent and
     subsidiaries......................................   (2,562)    (1,825)     (397)
                                                         -------    -------    ------
       Net income per accompanying consolidated
          statements of income.........................  $14,181    $10,570    $9,063
                                                         =======    =======    ======

     TITAN Indemnity is required by the Texas Department of Insurance to maintain capital and surplus of $2,000,000 and TITAN Insurance is required by the Michigan Insurance Bureau to maintain capital and surplus in an amount determined adequate by the commissioner, but not less than $1,000,000.

     In 1992, TITAN Indemnity underwent a financial examination by the Texas Department of Insurance through the period ended June 30, 1992. TITAN Insurance was examined by the Michigan Insurance Bureau through the period ended December 31, 1994.

     Regulations that affect Holdings and the insurance industry are often the result of the National Association of Insurance Commissioners ("the NAIC"). The NAIC is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. In 1994 the NAIC established new risk-based capital ("RBC") requirements to assist regulators in

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, each insurer must maintain its total capital and surplus above a calculated threshold or take corrective measures to achieve the threshold. The insurance companies have calculated their RBC levels and have determined that their capital and surplus are in excess of the threshold requirements.

6. DEFERRED POLICY ACQUISITION COSTS

     The costs of acquiring new and renewal business, which vary with and are directly related to the production of such business, have been deferred to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Information related to deferred policy acquisition costs is summarized as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1996       1995       1994
                                                       --------   --------   --------
                                                                IN THOUSANDS
Net asset balance, beginning of period...............  $ 10,086   $  8,617   $  6,408
Amounts deferred:
  Commissions to agents..............................    21,324     16,373     17,255
  Taxes and fees.....................................     3,382      3,607      2,653
  Other underwriting costs...........................    16,590     13,695      7,787
                                                       --------   --------   --------
                                                         41,296     33,675     27,695
  Fee and ceding commission income...................    (5,007)    (3,140)      (292)
                                                       --------   --------   --------
     Net amounts deferred............................    36,289     30,535     27,403
                                                       --------   --------   --------
Net amortization.....................................   (33,877)   (29,066)   (25,194)
                                                       --------   --------   --------
     Net asset balance, end of period................  $ 12,498   $ 10,086   $  8,617
                                                       ========   ========   ========

7. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

     Notes payable and capitalized lease obligations consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                 IN THOUSANDS
Term loan at various interest rates (from 6.76% to 7.2%),
  due in installments through October 30, 2001, secured by
  the common stock of TITAN Indemnity.......................  $20,000    $10,000
$10,000,000 revolving line of credit, at LIBOR plus 110
  basis points (6.77%), due July 30, 2001, secured by the
  common stock of TITAN Indemnity...........................    2,000         --
Capitalized lease obligation secured by an aircraft.........    1,843      2,014
Capitalized lease obligation secured by property and
  equipment.................................................      181        305
                                                              -------    -------
          Total.............................................  $24,024    $12,319
                                                              =======    =======

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

     Note payable -- premium finance subsidiary ($15,750,000 and $7,000,000 at December 31, 1996 and 1995, respectively) represents WPAC's borrowings under its revolving line of credit, at LIBOR plus 60 basis points (6.26% at December 31, 1996). The $25 million revolving line of credit is secured by premium finance contracts and is due July 30, 1997.

     Maturities at December 31, 1996 (in thousands) are as follows:

1997........................................................  $22,086
1998........................................................    4,249
1999........................................................    4,295
2000........................................................    4,330
2001........................................................    4,814
Thereafter..................................................       --
                                                              -------
          Total.............................................  $39,774
                                                              =======

     Total interest payments of $1,898,000, $1,038,000 and $317,000 were made during 1996, 1995 and 1994, respectively.

     Holdings is committed under various operating lease agreements for office space, non-standard automobile retail selling locations and property and equipment. Rent expense and future minimum lease payments under these agreements are not material to the accompanying consolidated financial statements.

     In July 1996, Holdings and WPAC entered into a $55 million credit facility with a group of banks, increasing the limit of the $45 million credit facility originally negotiated in August 1995. The 1996 credit facility includes a $10 million revolving line of credit until July 30, 2001 for Holdings' working capital purposes, a $20 million term loan utilized by the Company's insurance subsidiaries to increase underwriting capacity, and a $25 million revolving credit facility available until July 30, 1997 for WPAC's premium finance operations. WPAC's revolving credit facility was amended in February, 1997, increasing the amount available for premium finance contracts to $50 million, concurrent with WPAC's purchase of Elite Premium Services, Inc (see note 18). This increased the Company's total debt facility to $80 million. The credit facilities for both Holdings and WPAC bear interest at rates based on LIBOR or the bank's base rate plus a margin ranging from 0 to 200 basis points, depending upon the total amount of indebtedness of Holdings, the statutory surplus of TITAN Indemnity, the term of the loan and other factors. In addition, Holdings has purchased interest rate swap agreements which fix the interest rate on a portion of the term loan's principal ($7.5 million at December 31, 1996) at 7.01% through February 11, 1997 and on the remainder of the term loan's principal at 7.20% through March 30, 1998.

     The loan agreements contain certain financial covenants. At December 31, 1996, Holdings was in compliance with the covenants stated in the credit facility with one exception, for which Holdings has received a waiver.

8. RELATED PARTY TRANSACTIONS

     A Director of Holdings owns the company that manages the investments of Holdings and provides certain investment banking services. For the years ended December 31, 1996, 1995 and 1994, Holdings incurred $243,000, $212,000 and
$154,000, respectively, for such services.

     Holdings has entered into employment agreements with certain executives which grant the executives the right to receive certain benefits, including base salary, should such executives be terminated other than for cause.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

9. CONCENTRATIONS OF CREDIT RISK

     The insurance companies transact business with independent insurance agents, who represent their insureds. Public entity and certain other premiums are due from agents ($5,555,000 and $5,755,000 at December 31, 1996 and 1995,
respectively) and represent unpaid agents' balances, net of an allowance for doubtful accounts of approximately $160,000 at December 31, 1996 and 1995. Such agents' balances may be secured by the related unearned premium and the insured's coverage may be canceled if the insured fails to remit the premium to the agent. However, if the insured has paid the agent, the balance due to TITAN Indemnity from the agent is unsecured. Non-standard automobile insurance balances are due from policyholders ($16,293,000 and $10,203,000 at December 31, 1996 and 1995, respectively) and are secured by the related unearned premium. The insurance companies require policyholders to remit a minimum down payment at the policy origination date and subsequent scheduled payments are monitored in order to prevent coverage beyond the date for which payment has been received. If subsequent payments are not made timely, the policy is canceled at no loss to the insurance companies. In the opinion of management, the net amounts carried on the accompanying consolidated balance sheets are collectible.

10. PARENT COMPANY FINANCIAL INFORMATION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                                   IN THOUSANDS
BALANCE SHEETS
  Investment in subsidiaries, at equity in net assets.......  $128,111      $ 99,849
  Investments...............................................     2,019         8,952
  Federal income taxes receivable...........................     1,238           581
  Deferred tax asset........................................       273            55
  Property and equipment, net...............................     1,251           781
  Other assets..............................................     1,102           577
                                                              --------      --------
                                                              $133,994      $110,795
                                                              ========      ========

  Notes payable.............................................  $ 22,000      $ 10,000
  Other liabilities.........................................       126           311
  Shareholders' equity......................................   111,868       100,484
                                                              --------      --------
                                                              $133,994      $110,795
                                                              ========      ========

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996       1995      1994
                                                              -------    -------   ------
                                                                     IN THOUSANDS
STATEMENTS OF INCOME
  Equity in income of subsidiaries..........................  $15,515    $11,864   $9,331
  Net realized gains (losses) on sales......................       23       (216)       2
  Investment income.........................................      184        147      158
                                                              -------    -------   ------
                                                               15,722     11,795    9,491
                                                              -------    -------   ------
  Expenses..................................................    2,454      1,642      665
  Income tax benefit........................................     (913)      (417)    (237)
                                                              -------    -------   ------
     Net income.............................................  $14,181    $10,570   $9,063
                                                              =======    =======   ======

     Substantially all of Holdings' retained earnings are attributable to the insurance companies. The Texas Insurance Code limits the amount of dividends TITAN Indemnity can pay to Holdings in any twelve month period to the greater of its statutory net income for the preceding year or 10% of policyholders' surplus as of

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
the 31st day of December of the preceding year. The Michigan Insurance Code limits the amount of dividends TITAN Insurance can pay to TITAN Indemnity in any twelve-month period to the greater of its statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of its policyholders' surplus as of the preceding year end. In addition, TITAN Insurance is specifically prohibited from paying or declaring dividends if its gross premiums written over any twelve month period exceed 300% of its policyholders' surplus. Considering such restrictions, approximately $8.0 million and $12.1 million is available for distribution by TITAN Indemnity and TITAN Insurance to their respective parent companies during 1996. In 1995, TITAN Indemnity paid dividends to Holdings of $750,000. TITAN Insurance paid $3,500,000, $1,612,000 and $1,297,000 in cash dividends to TITAN Indemnity in 1996, 1995 and 1994, respectively.

11. LINE OF BUSINESS INFORMATION

     The following presents information regarding Holdings' operations by major line of business for the years ended December 31, 1996, 1995 and 1994.

                                                                 NON-
                                                               STANDARD       PUBLIC
                                                              AUTOMOBILE      ENTITY
                                                              ----------      -------
                                                                   IN THOUSANDS
YEAR ENDED DECEMBER 31, 1996
  Premiums written..........................................   $106,394       $61,208
  Premiums earned...........................................     93,908        54,203
  Fee and ceding commission income..........................      6,649         1,208
  Losses and loss expenses..................................     55,096        35,678
YEAR ENDED DECEMBER 31, 1995
  Premiums written..........................................     80,607        53,655
   Premiums earned..........................................     69,070        44,896
   Fee and ceding commission income.........................      2,923           162
   Losses and loss expenses.................................     40,595        27,792
YEAR ENDED DECEMBER 31, 1994
  Premiums written..........................................     56,410        47,423
  Premiums earned...........................................     47,333        39,412
  Fee and ceding commission income..........................        720         1,798
  Losses and loss expenses..................................     26,666        23,627

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

12. LOSSES AND LOSS EXPENSES INCURRED AND PAID

     Information regarding the reserve for unpaid losses and loss expenses is as follows:

                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            1996       1995       1994
                                          --------   --------   --------
                                                   IN THOUSANDS
Reserves for losses and loss expenses at
  beginning of year, gross..............  $122,811   $ 98,405   $ 76,514
Reinsurance balances recoverable........   (39,787)   (32,275)   (23,190)
                                          --------   --------   --------
Reserves for losses and loss expenses at
  beginning of year, net................    83,024     66,130     53,324
                                          --------   --------   --------
Add:
  Provision for losses and loss expenses
     occurring:
     Current year.......................    90,565     71,278     51,534
     Prior years........................     4,522      1,165        905
                                          --------   --------   --------
          Total.........................    95,087     72,443     52,439
                                          --------   --------   --------
Less:
  Loss and loss expense payments for
     claims occurring during:
     Current year.......................    41,060     27,152     17,015
     Prior years........................    39,281     28,397     22,618
                                          --------   --------   --------
          Total.........................    80,341     55,549     39,633
                                          --------   --------   --------
Reserves for losses and loss expenses at
  beginning of year, net................    97,770     83,024     66,130
Reinsurance balances recoverable........    44,101     39,787     32,275
                                          --------   --------   --------
Reserves for losses and loss expenses at
  end of year, gross....................  $141,871   $122,811   $ 98,405
                                          ========   ========   ========

     The 1996 provision for losses and loss expenses for prior years related primarily to discontinued programs, certain public entity lines of business and Michigan auto personal injury protection coverage. Holdings discontinued its involvement in an aviation program in 1993 and a contract surety program in 1995. Adverse development from these discontinued programs totaled $1.4 million in 1996. Public entity experienced adverse development in 1996, which aggregated approximately $2.1 million on certain liability coverages related to 1994. Michigan personal injury protection experienced approximately $0.9 million of adverse development in 1996 on 1995 claims, principally in connection with known cases that developed additional severity. Management of Holdings has since modified underwriting criteria for such coverages and adjusted its reserving practices.

13. EMPLOYEE BENEFIT PLANS

     Holdings sponsors defined contribution retirement plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all employees who meet specified service requirements. Under these plans, the Holdings may, at its discretion, match 50% of each employee's contribution up to 10% of the employee's salary. Such matching contributions have not been material.

14. STOCK OPTIONS AND WARRANTS

     At December 31, 1996, Holdings had two stock option plans which are further described below. Holdings applies the intrinsic value method in accounting for its plans. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. Had compensation expense for Holding's

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
stock option plans been determined using the fair value method, Holding's net income and net income per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS 123 as calculated below may not be representative of the effects on reported net income for future years.

                                                                1996            1995
                                                              --------        --------
                                                              IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA
Net income:
  As reported...............................................   $14,181         $10,570
  Pro forma.................................................    13,846          10,453
Net income per share:
  As reported...............................................   $  1.48         $  1.33
  Pro forma.................................................      1.44            1.32

     Holdings has two fixed stock option plans. Under the 1993 Stock Option Plan, Holdings may grant options to employees, directors and consultants of Holdings for up to 992,250 shares of Common Stock. Holdings may also grant options to outside directors under the 1993 Directors' Stock Option Plan. Options issued under both plans were at exercise prices equal to the market price of Holdings' stock on the date of grant and an option's maximum term is ten years with vesting ranging from immediate to five years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rates of 5.4% dividend yield of 1.9%, expected lives of 10 years for the 1993 Stock Option Plan and 5 years for the 1993 Directors Stock Option Plan; and volatility of 23.3%.

     A summary of the status of Holding's two fixed option plans as of December 31, 1996, 1995 and 1994, changes during the years then ended, and the weighted-average fair value of options granted during 1996 and 1995 is presented below:

                                                         YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                              1996                 1995                 1994
                                       ------------------   ------------------   ------------------
                                                 WEIGHTED             WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE             EXERCISE
                                       SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                       -------   --------   -------   --------   -------   --------
Options outstanding at beginning of
  year...............................  595,026    $10.71    525,927    $10.52    231,573    $ 9.07
  Granted............................  356,550     13.19     96,075     11.26    304,841     11.59
  Exercised..........................  (43,564)     9.04    (20,946)     9.06         --        --
  Forfeited..........................   (1,049)    13.10     (6,030)     8.94    (10,487)     9.07
                                       -------              -------              -------
Outstanding, at end of year..........  906,963     11.90    595,026     10.71    525,927     10.53
                                       =======              =======              =======
Options exercisable at year-end......  405,472              307,437              154,023
                                       =======              =======              =======
Weighted average fair value of
  options granted....................  $  6.63              $  4.30

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                               OPTIONS OUTSTANDING
                                                    -----------------------------------------
                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    REMAINING      NUMBER OF
                     EXERCISE                         NUMBER       CONTRACTUAL      OPTIONS
                      PRICES                        OUTSTANDING       LIFE        EXERCISABLE
--------------------------------------------------  -----------    -----------    -----------
$ 8.73............................................     50,180      7.7 years         41,177
  9.07............................................    184,709      6.8              184,709
  9.95............................................     27,563      9.4               27,563
 12.24............................................    248,061      4.3               99,223
 13.10............................................     18,900      8.9                6,300
 13.45............................................     10,500      3.8                   --
 14.70............................................     10,500      3.8                   --
 12.98............................................     10,500      9.1                   --
 12.86............................................    179,550      9.2                   --
 13.81............................................     31,500      9.3               31,500
 13.50............................................     75,000      9.7               15,000
 15.50............................................     60,000      9.9                   --
                                                      -------                       -------
                                                      906,963                       405,472
                                                      =======                       =======

     In addition, during 1993, Holdings issued warrants for 452,025 shares of common stock at a price of $14.96 per share. Such warrants are adjustable for any dilution caused by the issuance of additional shares or convertible securities and the holders are entitled to cumulative dividends ($0.93 per share at December 31, 1996) upon exercise. All such warrants remained outstanding at December 31, 1996 at a net effective exercise price of $14.52 and expire in September 1998.

15. ACQUISITIONS AND CONTINGENT CONSIDERATION

     During 1996, Holdings acquired the net assets of independent insurance agencies in Texas, Nevada and Colorado. These acquisitions together with the prior year acquisitions of the Michigan non-standard automobile operations and the net assets of independent insurance agencies in Arizona and Michigan, have given rise to goodwill and non-competition agreements summarized as follows:

                                      YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                     --------------------------   ----------------------------
                                      1996      1995      1994      1996      1995      1994
                                     -------   -------   ------   --------   -------   -------
                                              GOODWILL             NON-COMPETITION AGREEMENTS
                                     --------------------------   ----------------------------
                                                                                  IN THOUSANDS
Net asset balance, beginning of
  period...........................  $13,007   $ 5,641   $2,189    $ 7,762    $3,673    $1,497
Additions:
  Contingent consideration
     accrued.......................       --     4,261    2,511         --     4,260     2,511
  Independent agency
     acquisitions..................    2,502     3,551    1,116         82       625        --
Amortization expense...............     (969)     (446)    (175)    (1,189)     (796)     (335)
                                     -------   -------   ------    -------    ------    ------
Net asset balance, end of period...  $14,540   $13,007   $5,641    $ 6,655    $7,762    $3,673
                                     =======   =======   ======    =======    ======    ======

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Holdings is required to disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect a premium or discount that could result from offering for sale at one time the entire holdings of a particular

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
financial instrument. Fair value estimates are based on judgments regarding economic conditions, risk characteristics of the financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Financial Assets -- Fair values for fixed maturities, equity securities and short-term investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amounts of cash and cash equivalents, premium finance contracts and other invested assets approximate their fair values. The fair value of mortgage notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to similar borrowers with similar credit ratings and the same remaining maturities.

     Financial Liabilities -- The fair value of the Company's borrowings are estimated using discounted cash flow analyses based on Holdings' current incremental borrowing rates for similar types and maturities of instruments.

     The carrying amount and fair value of the Company's financial instruments consist of the following:

                                                           DECEMBER 31,
                                             -----------------------------------------
                                                    1996                  1995
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              AMOUNT     VALUE      AMOUNT     VALUE
                                             --------   --------   --------   --------
                                                           IN THOUSANDS
FINANCIAL ASSETS:
  Fixed maturities, available for sale.....  $145,531   $145,531   $112,990   $112,990
  Fixed maturities, held to maturity.......    16,114     16,104     19,871     19,982
  Equity securities, available for sale....    16,479     16,479     14,679     14,679
  Short-term investments...................       270        270      4,898      4,898
  Cash.....................................     3,682      3,682     11,008     11,008
  Premium finance contracts................    23,469     23,469     12,858     12,858
  Mortgage notes receivable................    15,935     15,910     12,281     12,311
  Other invested assets....................     3,313      3,313      5,273      5,273
FINANCIAL LIABILITIES:
  Notes payable and capitalized lease
     obligations...........................    24,024     24,024     12,319     12,319
  Note payable -- premium finance
     subsidiary............................    15,750     15,750      7,000      7,000

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited operating results by quarter for 1996, 1995 and 1994 are summarized below:

                                                TOTAL
                                              REVENUES      INCOME                  NET
                                              AND OTHER     BEFORE       NET      INCOME
                                               INCOME     INCOME TAX   INCOME    PER SHARE
                                              ---------   ----------   -------   ---------
                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
1996:
  1st.......................................  $ 39,081     $ 4,486     $ 3,086     $ .33
  2nd.......................................    43,612       5,344       3,692       .38
  3rd.......................................    44,547       5,190       3,524       .37
  4th.......................................    47,056       5,679       3,879       .40
                                              --------     -------     -------     -----
          Year..............................  $174,296     $20,699     $14,181     $1.48
                                              ========     =======     =======     =====
1995:
  1st.......................................  $ 29,857     $ 3,365     $ 2,393     $ .31
  2nd.......................................    32,891       3,643       2,481       .32
  3rd.......................................    33,626       3,870       2,713       .35
  4th.......................................    35,468       4,408       2,983       .35
                                              --------     -------     -------     -----
          Year..............................  $131,842     $15,286     $10,570     $1.33
                                              ========     =======     =======     =====
1994:
  1st.......................................  $ 22,438     $ 2,967     $ 2,017     $ .26
  2nd.......................................    24,368       2,985       2,125       .28
  3rd.......................................    25,257       3,517       2,407       .30
  4th.......................................    28,598       3,378       2,514       .32
                                              --------     -------     -------     -----
          Year..............................  $100,661     $12,847     $ 9,063     $1.16
                                              ========     =======     =======     =====

18. SUBSEQUENT EVENT

     In February, 1997, WPAC executed an agreement to acquire a premium finance company, Elite Premium Services, Inc. ("Elite"), for approximately $400,000 in cash and additional consideration to be determined as a function of future amounts financed through sources provided by Elite. In connection with the acquisition, WPAC increased the limit of its credit facility to $50 million and increased its borrowings under the credit facility by approximately $11.5 million for finance contracts acquired in the acquisition.

19. LEGAL PROCEEDINGS

     Holdings is party to numerous lawsuits arising in the normal course of business. All suits involve claims under insurance policies underwritten by Holdings, which management believes have been adequately included in its established reserves for unpaid losses and loss expenses.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
TITAN Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of TITAN Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TITAN Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

February 13, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "1997 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report, the Stock Option Committee Report or the Performance Graph included in the 1997 Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to the section in Part I, Item 1, entitled "Executive Officers of the Registrant".

     The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Company's 1997 Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

1. Financial Statements

                                                               FORM 10-K
                                                              PAGE NUMBERS
                                                              ------------
Consolidated Balance Sheets, December 31, 1996 and 1995.....        25
Consolidated Statements of Income, Years Ended December 31,
  1996, 1995 and 1994.......................................        26
Consolidated Statements of Shareholders' Equity, Years Ended
  December 31, 1996, 1995 and 1994..........................        27
Consolidated Statements of Cash Flows, Years Ended December
  31, 1996, 1995 and 1994...................................        28
Notes to Consolidated Financial Statements..................     29-48
Independent Auditors' Report................................        49

     2. Financial Statement Schedules: The financial statement schedules of the Company other than the one listed below are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

          Schedule VII-Mortgage Loans on Real Estate and Interest Earned on Mortgages.

     3. Exhibit Index: The Exhibits listed on the next page are filed as part of, or incorporated by reference into, this Report.

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
           3.1           Restated Articles of Incorporation.                                (1)
           3.2           Bylaws of the Registrant, as amended.                              (1)
           3.3           Amended and Restated Articles of Incorporation of the
                            Registrant.
           3.4           Bylaws of the Registrant, as amended.
           4.2           Form of Underwriters' Warrant Agreement, including form of
                            Underwriters' Warrant.                                          (1)
           4.3           Specimen of revised certificate representing Common Stock,
                            $.01 par value, of the Registrant.                              (4)
           4.4           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Thomas E. Mangold as Management
                            Sellers Representative.                                         (5)
           4.5           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Monis Schuster as Seller
                            Representative.                                                 (5)
          10.1*          TITAN Holdings, Inc. 1993 Stock Option Plan.                       (1)
          10.4           Stock Purchase Agreement dated January 1, 1992, among TITAN
                            Indemnity Company and the shareholders of VFS, Inc.             (1)
          10.5           Amendment to Stock Purchase Agreement dated January 31,
                            1992, among TITAN Indemnity Company and the shareholders
                            of VFS, Inc.                                                    (1)
          10.14*         Employment Agreement dated January 1, 1993 between TITAN
                            Holdings, Inc. and Mark E. Watson, Jr.                          (1)

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
          10.15*         Employment Agreement dated January 1, 1993, between TITAN
                            Holdings, Inc. and Michael J. Bodayle.                          (1)
          10.17          Loan Agreement dated August 8, 1995 among TITAN Holdings,
                            Inc., as borrower, and Dresdner Bank AG, New York and
                            Grand Cayman Branches, First Interstate Bank of Texas,
                            N.A. and Dresdner Bank AG, New York and Dresdner Bank AG,
                            New York Branch as agent.                                       (5)
          10.18          Pledge Agreement dated as of August 8, 1995 among TITAN
                            Holdings, Inc. and Dresdner Bank AG, New York and Grand
                            Cayman Branches, First Interstate Bank to Texas, N.A. and
                            Dresdner Bank AG, New York Branch as agent.                     (5)
          10.19          Loan Agreement dated August 8, 1995 among Westchester
                            Premium Acceptance Corporation, as borrower, and Dresdner
                            Bank AG, New York and Grand Cayman Branches, First
                            Interstate Bank of Texas, N.A. and Dresdner Bank AG, New
                            York Branch as agent.                                           (5)
          10.20          Pledge and Security Agreement, dated as of August 8, 1995
                            among Westchester Premium Acceptance Corporation and
                            Dresdner Bank AG, New York and Grand Cayman Branches,
                            First Interstate Bank of Texas, N.A. and Dresdner Bank
                            AG, New York Branch as agent.                                   (5)
          10.21*         TITAN Holdings, Inc. 1993 Directors' Stock Option Plan.            (5)
          10.22          Investment Management Agreement dated as of May 8, 1995
                            between TITAN Holdings, Inc. and Lyon Securities, Inc.          (5)
          10.47          Office Space Lease Agreement dated October 6, 1986 between
                            One Oak Park Limited and TITAN Holdings, Inc., as
                            amended.                                                        (1)
          10.48          Office Building Lease dated March 9, 1993, between Aetna
                            Casualty and Surety Company and Imperial Midwest
                            Insurance Company.                                              (1)
          10.52          Letter Agreement dated September 30, 1993 to Stock Purchase
                            Agreement among TITAN Indemnity Company and the
                            shareholders of VFS, Inc.                                       (2)
          10.53*         Amendment to TITAN Holdings, Inc., 1993 Stock Option Plan.         (3)
          10.59*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Thomas E. Mangold.                        (4)
          10.60*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Michael W. Grandstaff.                    (4)
          10.61*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Martin F. Gohr.                           (4)
          10.63          Casualty Excess of Loss Reinsurance Agreement No.
                            63-2407-1-2-3/CX-392-3 among Munich American Reinsurance
                            Company, Munich Reinsurance Company, U.S. Branch, TITAN
                            Indemnity Company and TITAN Insurance Company.                  (6)
          10.64          Loan Agreement dated July 30, 1996 among TITAN Holdings,
                            Inc. As a borrower, and Dresdner Bank AG, New York and
                            Grand Cayman Branches, Bank One Texas, N.A., and
                            NationsBanc of Texas, N.A. and Dresdner Bank, AG, New
                            York Branch as Agent.                                           (7)
          10.65          Pledge Agreement dated as of July 30, 1996 among TITAN
                            Holdings, Inc. and Dresdner Bank, AG, New York and Grand
                            Cayman Branches, Bank One Texas, N.A. and Nationsbank of
                            Texas, N.A. and Dresdner Bank, AG, New York Branch as
                            Agent.                                                          (7)

              10.66          Loan Agreement dated July 30, 1996 among Westchester Premium Acceptance
                                Corporation as borrower, and Dresdner Bank AG, New York and Grand Cayman
                                Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                                Dresdner Bank AG, New York Branch as Agent.                                           (7)
              10.67          Pledge and Security Agreement dated as of July 30, 1996 among Westchester
                                Premium Acceptance Corporation and Dresdner Bank, AG, New York and Grand
                                Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                                Dresdner Bank, AG, New York Branch as Agent and Collateral Agent.                     (6)
              10.68*         Amendment to TITAN Holdings, Inc. 1993 Stock Option Plan
              10.69          Agreement of Amendment dated as of February 21, 1997 among Westchester
                                Premium Acceptance Corporation and Dresdner Bank AG, New York and Grand
                                Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                                Dresdner Bank, AG, New York Branch as Agent and Collateral Agent.
              22.4           Subsidiaries of the Registrant.                                                          (6)
              27.2           Financial Data Schedule, December 31, 1996.
              23.2           Consent of KPMG Peat Marwick LLP.
              28.5           Schedule P of the 1995 Annual Statement for TITAN Indemnity Company.                     (6)
              28.6           Schedule P of the 1995 Annual Statement for TITAN Insurance Company.(6)
              28.7           Schedule P of the 1996 Annual Statement for TITAN Indemnity Company.
              28.8           Schedule P of the 1996 Annual Statement for TITAN Insurance Company.

   * Denotes management contract or compensatory plan.
---------------

(1) Incorporated by reference herein to the Registration Statement on Form S-1 filed on July 7, 1993, Registration No. 33-62732.

(2) Incorporated by reference herein to Form 10-K for the quarterly period ended September 30, 1993 filed on November 12, 1993.

(3) Incorporated by reference herein to Form 10-K for the year ended December 31, 1993 filed on March 29, 1994.

(4) Incorporated by reference herein to Form 10-K for the year ended December 31, 1994 filed on March 29, 1995.

(5) Incorporated by reference herein to the Registration Statement on Form S-1 filed on November 20, 1995, Registration No. 33-98224.

(6) Incorporated by reference herein to Form 10-K for the year ended December 31, 1995 filed on March 29, 1996.

(7) Incorporated by reference herein to Form 10-Q for the quarterly period ended June 30, 1996 filed on August 14, 1996.

(b) Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TITAN HOLDINGS, INC.

                                            By:    /s/ MARK E. WATSON, JR.
                                              ----------------------------------
                                                     Mark E. Watson, Jr.

March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ MARK E. WATSON, JR.                 Chairman of the Board, Chief     March 27, 1997
-----------------------------------------------------    Executive Officer and
                 Mark E. Watson, Jr.                     President

                /s/ THOMAS E. MANGOLD                  Executive Vice President, and    March 27, 1997
-----------------------------------------------------    Director
                  Thomas E. Mangold

               /s/ MARK E. WATSON, III                 Senior Vice President, General   March 27, 1997
-----------------------------------------------------    Counsel and Secretary and
                 Mark E. Watson, III                     Director

              /s/ MICHAEL W. GRANDSTAFF                Senior Vice President,           March 27, 1997
-----------------------------------------------------    Treasurer and Chief Financial
                Michael W. Grandstaff                    Officer (Principle Financial
                                                         and Accounting Officer)

              /s/ LUCIUS E. BURCH, III                 Director                         March 27, 1997
-----------------------------------------------------
                Lucius E. Burch, III

                 /s/ HECTOR DE LEON                    Director                         March 27, 1997
-----------------------------------------------------
                   Hector De Leon

                 /s/ E.B. LYON, III                    Director                         March 27, 1997
-----------------------------------------------------
                   E.B. Lyon, III

           /s/ CHRISTOPHER J. MURPHY, III              Director                         March 27, 1997
-----------------------------------------------------
             Christopher J. Murphy, III

                  /s/ TOBY S. WILT                     Director                         March 27, 1997
-----------------------------------------------------
                    Toby S. Wilt

                  /s/ GARY V. WOODS                    Director                         March 27, 1997
-----------------------------------------------------
                    Gary V. Woods

            SCHEDULE VII: MORTGAGE LOANS ON REAL ESTATE AND INTEREST
                              EARNED ON MORTGAGES

                                             PART I -- MORTGAGE LOANS ON REAL   PART II -- INTEREST EARNED ON
                                                ESTATE AT CLOSE OF PERIOD                 MORTGAGES
                                             --------------------------------   ------------------------------
                                                                AMOUNT OF       INTEREST DUE       INTEREST
                                               CARRYING     PRINCIPAL UNPAID     AND ACCRUED    INCOME EARNED
                                              AMOUNT ON        AT CLOSE OF       AT CLOSE OF    APPLICABLE TO
                                               MORTGAGE          PERIOD            PERIOD           PERIOD
                                             ------------   -----------------   -------------   --------------

Liens on:
Residential (2 loans)......................   $   569,110      $   569,110         $  8,363       $   39,256
Apartments and business:
  Shopping center..........................       991,775          991,775           14,909           87,212
  Office building..........................       875,632          875,632           13,168           80,255
  Apartment building.......................       875,137          875,137           13,543           44,040
  Office building..........................       770,259          770,259           11,579           52,364
  Garden office building...................       750,854          750,854           11,281           68,364
  Warehouse................................       721,289          721,289           10,842           50,402
  Distribution center......................       701,608          701,608           10,389           63,807
  Apartment building.......................       694,640          694,640           11,303           68,876
  Retail center............................       633,972          633,972            9,959           59,701
  Office building..........................       599,248          599,248            9,517           16,100
  Cold storage warehouse...................       584,978          584,978            8,298           52,672
  Distribution center......................       545,334          545,334            8,860           54,037
Others:
  $0 -- 100,000 (2 loans)..................       106,939          106,939            1,798            9,437
  100,001 -- 150,000 (2 loans).............       276,480          276,480            4,523           27,405
  150,001 -- 200,000 (5 loans).............       921,186          921,186           14,369           80,395
  200,001 -- 250,000 (4 loans).............       906,540          906,540           14,892           76,720
  250,001 -- 300,000 (5 loans).............     1,370,509        1,370,509           21,137          124,933
  300,001 -- 350,000 (1 loan)..............       320,187          320,187            4,874           29,983
  350,001 -- 400,000 (3 loans).............     1,092,359        1,092,359           18,118          109,234
  400,001 -- 450,000 (3 loans).............     1,280,115        1,280,115           19,768          120,264
  450,001 -- 500,000 (1 loan)..............       466,533          466,533            7,208           43,472
                                              -----------      -----------         --------       ----------
          Sub-total........................     6,740,848        6,740,848          106,687          621,843
                                              -----------      -----------         --------       ----------
Loan loss provision:.......................      (120,000)        (120,000)               0                0
                                              -----------      -----------         --------       ----------
          Total............................   $15,934,684      $15,934,684         $248,698       $1,358,929
                                              ===========      ===========         ========       ==========

---------------

Note:

(1) All mortgages are first liens and there are no mortgages being foreclosed or subject to delinquent interest.

(2) Carrying amount and principal unpaid by state:

Texas.......................................................  $14,945,080
Arizona.....................................................      721,289
Colorado....................................................      388,315
Loan loss reserve...........................................     (120,000)
                                                              -----------
                                                              $15,934,684
                                                              ===========

(3) Reconciliation:

Balance at beginning of period..............................  $12,281,364
  Additions during period:
     New mortgage loans.....................................    4,981,066
  Deductions during period:
     Collections of principal...............................   (1,207,746)
Loan loss provision.........................................     (120,000)
                                                              -----------
Balance at close of period..................................  $15,934,684
                                                              ===========

                                INDEX TO EXHIBIT

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
           3.1           Restated Articles of Incorporation.                                (1)
           3.2           Bylaws of the Registrant, as amended.                              (1)
           3.3           Amended and Restated Articles of Incorporation of the
                            Registrant.
           3.4           Bylaws of the Registrant, as amended.
           4.2           Form of Underwriters' Warrant Agreement, including form of
                            Underwriters' Warrant.                                          (1)
           4.3           Specimen of revised certificate representing Common Stock,
                            $.01 par value, of the Registrant.                              (4)
           4.4           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Thomas E. Mangold as Management
                            Sellers Representative.                                         (5)
           4.5           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Monis Schuster as Seller
                            Representative.                                                 (5)
          10.1*          TITAN Holdings, Inc. 1993 Stock Option Plan.                       (1)
          10.4           Stock Purchase Agreement dated January 1, 1992, among TITAN
                            Indemnity Company and the shareholders of VFS, Inc.             (1)
          10.5           Amendment to Stock Purchase Agreement dated January 31,
                            1992, among TITAN Indemnity Company and the shareholders
                            of VFS, Inc.                                                    (1)
          10.14*         Employment Agreement dated January 1, 1993 between TITAN
                            Holdings, Inc. and Mark E. Watson, Jr.                          (1)
          10.15*         Employment Agreement dated January 1, 1993, between TITAN
                            Holdings, Inc. and Michael J. Bodayle.                          (1)
          10.17          Loan Agreement dated August 8, 1995 among TITAN Holdings,
                            Inc., as borrower, and Dresdner Bank AG, New York and
                            Grand Cayman Branches, First Interstate Bank of Texas,
                            N.A. and Dresdner Bank AG, New York and Dresdner Bank AG,
                            New York Branch as agent.                                       (5)
          10.18          Pledge Agreement dated as of August 8, 1995 among TITAN
                            Holdings, Inc. and Dresdner Bank AG, New York and Grand
                            Cayman Branches, First Interstate Bank to Texas, N.A. and
                            Dresdner Bank AG, New York Branch as agent.                     (5)
          10.19          Loan Agreement dated August 8, 1995 among Westchester
                            Premium Acceptance Corporation, as borrower, and Dresdner
                            Bank AG, New York and Grand Cayman Branches, First
                            Interstate Bank of Texas, N.A. and Dresdner Bank AG, New
                            York Branch as agent.                                           (5)
          10.20          Pledge and Security Agreement, dated as of August 8, 1995
                            among Westchester Premium Acceptance Corporation and
                            Dresdner Bank AG, New York and Grand Cayman Branches,
                            First Interstate Bank of Texas, N.A. and Dresdner Bank
                            AG, New York Branch as agent.                                   (5)
          10.21*         TITAN Holdings, Inc. 1993 Directors' Stock Option Plan.            (5)
          10.22          Investment Management Agreement dated as of May 8, 1995
                            between TITAN Holdings, Inc. and Lyon Securities, Inc.          (5)
          10.47          Office Space Lease Agreement dated October 6, 1986 between
                            One Oak Park Limited and TITAN Holdings, Inc., as
                            amended.                                                        (1)

              10.48          Office Building Lease dated March 9, 1993, between Aetna Casualty and Surety
                                Company and Imperial Midwest Insurance Company.                                       (1)
              10.52          Letter Agreement dated September 30, 1993 to Stock Purchase Agreement among
                                TITAN Indemnity Company and the shareholders of VFS, Inc.                             (2)
              10.53*         Amendment to TITAN Holdings, Inc., 1993 Stock Option Plan.                               (3)
              10.59*         Employment Agreement dated January 1, 1994 between TITAN Insurance Company
                                and Thomas E. Mangold.                                                                (4)
              10.60*         Employment Agreement dated January 1, 1994 between TITAN Insurance Company
                                and Michael W. Grandstaff.                                                            (4)
              10.61*         Employment Agreement dated January 1, 1994 between TITAN Insurance Company
                                and Martin F. Gohr.                                                                   (4)
              10.63          Casualty Excess of Loss Reinsurance Agreement No. 63-2407-1-2-3/CX-392-3
                                among Munich American Reinsurance Company, Munich Reinsurance Company,
                                U.S. Branch, TITAN Indemnity Company and TITAN Insurance Company.                     (6)
              10.64          Loan Agreement dated July 30, 1996 among TITAN Holdings, Inc. As a borrower, and Dresdner Bank AG, New York and Grand Cayman Branches, Bank One Texas,
                                N.A., and NationsBanc of Texas, N.A. and Dresdner Bank, AG, New York
                                Branch as Agent.                                                                      (7)
              10.65          Pledge Agreement dated as of July 30, 1996 among TITAN Holdings, Inc. and
                                Dresdner Bank, AG, New York and Grand Cayman Branches, Bank One Texas,
                                N.A. and Nationsbank of Texas, N.A. and Dresdner Bank, AG, New York Branch
                                as Agent.                                                                             (7)
              10.66          Loan Agreement dated July 30, 1996 among Westchester Premium Acceptance
                                Corporation as borrower, and Dresdner Bank AG, New York and Grand Cayman
                                Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                                Dresdner Bank AG, New York Branch as Agent.                                           (7)
              10.67          Pledge and Security Agreement dated as of July 30, 1996 among Westchester
                                Premium Acceptance Corporation and Dresdner Bank, AG, New York and Grand
                                Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                                Dresdner Bank, AG, New York Branch as Agent and Collateral Agent.                     (6)
              10.68*         Amendment to TITAN Holdings, Inc. 1993 Stock Option Plan
              10.69          Agreement of Amendment dated as of February 21, 1997 among Westchester
                                Premium Acceptance Corporation and Dresdner Bank AG, New York and Grand
                                Cayman Branches, Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                                Dresdner Bank, AG, New York Branch as Agent and Collateral Agent.
              22.4           Subsidiaries of the Registrant.                                                          (6)
              27.2           Financial Data Schedule, December 31, 1996.
              23.2           Consent of KPMG Peat Marwick LLP.
              28.5           Schedule P of the 1995 Annual Statement for TITAN Indemnity Company.                     (6)

                                                                                                             INCORPORATED
        EXHIBIT NO.                                    IDENTIFICATION OF EXHIBIT                             BY REFERENCE
---------------------------  -----------------------------------------------------------------------------  ---------------
              28.6           Schedule P of the 1995 Annual Statement for TITAN Insurance Company.(6)
              28.7           Schedule P of the 1996 Annual Statement for TITAN Indemnity Company.
              28.8           Schedule P of the 1996 Annual Statement for TITAN Insurance Company.

   * Denotes management contract or compensatory plan.
---------------

(1) Incorporated by reference herein to the Registration Statement on Form S-1 filed on July 7, 1993, Registration No. 33-62732.

(2) Incorporated by reference herein to Form 10-K for the quarterly period ended September 30, 1993 filed on November 12, 1993.

(3) Incorporated by reference herein to Form 10-K for the year ended December 31, 1993 filed on March 29, 1994.

(4) Incorporated by reference herein to Form 10-K for the year ended December 31, 1994 filed on March 29, 1995.

(5) Incorporated by reference herein to the Registration Statement on Form S-1 filed on November 20, 1995, Registration No. 33-98224.

(6) Incorporated by reference herein to Form 10-K for the year ended December 31, 1995 filed on March 29, 1996.

(7) Incorporated by reference herein to Form 10-Q for the quarterly period ended June 30, 1996 filed on August 14, 1996.