Form 10-Q
period 1997-03-31
TITAN HOLDINGS INC
filed 1997-05-15
CIK 904975

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                        COMMISSION FILE NUMBER: 0-22000


                              TITAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                     TEXAS                                 74-2289827
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)               Identification No.)


                         2700 N.E. LOOP 410, SUITE 500
                            SAN ANTONIO, TEXAS 78217
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (210) 527-2700
              (Registrant's telephone number, including area code)



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

         On May 2, 1997 there were outstanding 9,570,291 shares of Common Stock, $.01 par value of the registrant.

================================================================================

                                     PART I


                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .   3

Condensed Consolidated Statements of Income . . . . . . . . . . . . . . . .   4

Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . .   5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . .   6

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               MARCH 31,      DECEMBER 31,
                                                                                                 1997             1996
                                                                                              ----------------------------
                                                                                              (UNAUDITED)
                                         ASSETS
Investments:
  Fixed maturities available for sale, at market value (amortized cost:
    $150,691 and $145,990)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $148,299        $145,531
  Fixed maturities held to maturity, at amortized cost (market value:
    $15,933 and $16,104)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,053          16,114
  Equity securities available for sale, at market value (cost: $15,591 and $17,088) . .            15,058          16,479
  Short-term investments, at cost which approximates market value . . . . . . . . . . .               270             270
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,649           3,682
  Premium finance contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            39,469          23,469
  Mortgage notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,424          15,935
  Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,305           3,313
                                                                                              ----------------------------
       Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           245,527         224,793
Amounts due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            51,079          47,393
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,954          26,765
Deferred tax assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,351           4,427
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,590          18,852
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,979          12,498
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,568           6,032
Goodwill & non-competition agreements, net  . . . . . . . . . . . . . . . . . . . . . .            21,256          21,195
                                                                                              ----------------------------
                                                                                                 $395,304        $361,955
                                                                                              ============================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserve for unpaid losses and loss expenses . . . . . . . . . . . . . . . . . . . . .          $150,179        $141,871
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            66,644          55,333
  Notes payable and capitalized lease obligations . . . . . . . . . . . . . . . . . . .            23,694          24,024
  Notes payable - premium finance subsidiary  . . . . . . . . . . . . . . . . . . . . .            27,195          15,750
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,608          13,109
                                                                                              ----------------------------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           281,320         250,087
                                                                                              ----------------------------
Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000 shares; no shares
    issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --              --
  Common stock, $.01 par value. Authorized 40,000 shares; issued and outstanding;
    1997 - 9,557 shares; 1996 - 9,521 shares  . . . . . . . . . . . . . . . . . . . . .                96              95
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            62,624          62,141
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            52,874          50,054
  Net unrealized loss on investments, net of deferred tax benefit of $867 and $227  . .            (1,610)           (422)
                                                                                              ----------------------------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . .           113,984         111,868
                                                                                              ----------------------------
                                                                                                 $395,304        $361,955
                                                                                              ============================


     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                         1997           1996
                                                                                     ----------------------------
Revenues and other income:
   Premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   57,074     $   46,653
   Premiums ceded . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,397)        (2,290)
                                                                                     ----------------------------
     Net premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .           54,677        44,363
   Increase in unearned premiums  . . . . . . . . . . . . . . . . . . . . . . .          (11,702)       (9,547)
                                                                                     ----------------------------
     Premiums earned  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           42,975        34,816
   Fee and ceding commission income . . . . . . . . . . . . . . . . . . . . . .            2,298         1,039
   Net investment income  . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,690         3,144
   Net realized gains on sales of investments . . . . . . . . . . . . . . . . .              207            82
                                                                                     ----------------------------
     Total revenues and other income  . . . . . . . . . . . . . . . . . . . . .           49,170        39,081
                                                                                     ----------------------------
Expenses:
   Losses and loss expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           27,858        22,475
   Agents' commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,723         3,986
   Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           11,360         8,134
                                                                                     ----------------------------
     Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,941        34,595
                                                                                     ----------------------------
     Income before income tax expense . . . . . . . . . . . . . . . . . . . . .            5,229         4,486
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,647         1,400
                                                                                     ----------------------------
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3,582     $   3,086
                                                                                     ============================
Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     0.37     $    0.32
                                                                                     ============================
Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . .            9,759         9,577
                                                                                     ============================

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                          1997           1996
                                                                                     ----------------------------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3,582     $   3,086
   Adjustments to reconcile net income to net cash provided
   by operating activities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,875)       (8,557)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             (284)         (334)
    Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . .           (2,481)       (1,935)
    Reserve for unpaid losses and loss expenses . . . . . . . . . . . . . . . .            8,308         6,729
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,311         9,649
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .              543           342

    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              645           (43)
                                                                                     ----------------------------
     Net cash provided by operating activities  . . . . . . . . . . . . . . . .           13,749         8,937
                                                                                     ----------------------------
Cash flows from investing activities:
  Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . . . . .          (37,595)      (22,078)
  Proceeds from sales and maturities of investments, available for sale . . . .           33,311        18,661
  Contingent consideration paid, related to 1992 purchase transaction . . . . .               --        (3,449)
  Business acquired in purchase transaction . . . . . . . . . . . . . . . . . .          (15,265)       (1,744)
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .           (2,323)       (1,332)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              253            82
                                                                                     ----------------------------
     Net cash used by investing activities  . . . . . . . . . . . . . . . . . .          (21,619)       (9,860)
                                                                                     ----------------------------
Cash flows from financing activities:
  Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .              750            --

  Proceeds from borrowings - premium finance subsidiary . . . . . . . . . . . .           11,445            --
  Repayments of borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,080)          (69)
  Proceeds from sale of common stock issued for exercise of stock options . . .              484            --
  Payment of dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (762)         (677)
                                                                                     ----------------------------
     Net cash provided (used) by financing activities . . . . . . . . . . . . .           10,837          (746)
                                                                                     ----------------------------
     Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .            2,967        (1,669)
Cash and cash equivalents:
  Beginning of the period . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,682        11,008
                                                                                     ----------------------------
  End of the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    6,649     $   9,339
                                                                                     ============================

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Titan Holdings, Inc. and subsidiaries ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes related thereto included in the December 31, 1996 Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes. All intercompany amounts have been eliminated in consolidation.

(2)  NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, calculated on a daily basis. The weighted average shares outstanding include common stock equivalents relating to dilutive outstanding stock options and warrants. On May 13, 1996, the Company effected a 5% stock dividend. Prior year weighted average shares outstanding and prior year per share amounts have been restated accordingly. Share and per share amounts have not been restated for the 5% stock dividend approved on May 1, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 establishes standards for computing and presenting earnings per share (EPS). FAS 128 replaces primary EPS, as computed under APB Opinion No. 15, "Earnings per Share," with basic EPS and also requires dual presentation of basic EPS and diluted EPS on the income statement. FAS 128 is effective for financial statements ending after December 15, 1997 and requires restatement of all prior-period EPS data. Basic earnings per share for the three months ended March 31, 1997 and 1996 are $.38 and $.33, respectively. Dilutive earnings per share approximate the amounts shown on the Condensed Consolidated Statements of Income.

(3)  NOTE PAYABLE - PREMIUM FINANCE SUBSIDIARY

     In February 1997, Westchester Premium Acceptance Corporation ("West-Pac") executed an agreement to acquire a premium finance company, Elite Premium Services, Ltd. ("Elite"), for approximately $400,000 in cash and additional consideration to be determined as a function of future amounts financed through sources provided by Elite. In connection with the acquisition, West-Pac increased the limit of its credit facility to $50 million and increased its borrowings under the credit facility by approximately $11.5 million for finance contracts acquired in the acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Titan Holdings, Inc. ("Holdings" or "the Company") operates specialty property and casualty insurance companies and related service companies. Through its insurance subsidiaries (Titan Indemnity Company and Titan Insurance Company), Holdings provides personal lines nonstandard automobile insurance in the midwest and southwest and property and casualty insurance for small to medium-sized cities, towns, counties and other public entities nationwide. Another wholly-owned subsidiary, Westchester Premium Acceptance Corporation ("West-Pac"), provides commercial property and casualty premium financing. The Company refers to its nonstandard automobile insurance program collectively as "Titan Auto" and the Public Entity program as "Titan Public Entity."

  Public entity insurance is somewhat seasonal in that public entities tend to purchase insurance to coincide with the start of their fiscal years (typically January, July or October). Therefore, these months have historically produced the most premium volume for the Company. Nonstandard automobile insurance does not tend to be highly seasonal.

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

RESULTS OF OPERATIONS

Premiums by Line

     The following table presents the dollar amount and percentage of total premiums written and premiums earned, by principal line of business for the periods indicated.

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1997           1996
                                                              ----------------------------
Titan Auto
  Premiums written  . . . . . . . . . . . . . . . . . . .        $34,885        $25,574
  Premiums earned . . . . . . . . . . . . . . . . . . . .         28,871         20,680
Titan Public Entity
  Premiums written  . . . . . . . . . . . . . . . . . . .         20,921         19,938
  Premiums earned . . . . . . . . . . . . . . . . . . . .         14,155         13,114
Total (including other lines)
  Premiums written  . . . . . . . . . . . . . . . . . . .         57,074         46,653
  Premiums earned . . . . . . . . . . . . . . . . . . . .         42,975         34,816

Premiums Written

     Total premiums written for the three months ended March 31, 1997 of $57.1 million represent an increase of 22% over total premiums written during the same period in 1996 of $46.7 million. This increase primarily relates to Titan Auto's operations.

     Titan Auto premiums written in the first quarter of 1997 increased 36% over the first quarter of 1996 and aggregated $34.9 million. Growth was experienced across all distribution channels. Premiums written for Titan Auto through independent agencies and strategic alliances aggregated $23.0 million and through its Direct Response Centers ("DRC's") totaled $11.9 million for the three months ended March 31, 1997. For the three months ended March 31, 1996, Titan Auto premiums written by independent agencies and strategic alliances were $20.2 million and DRC's accounted for $5.4 million. The growth experienced by the DRC's relates to continued expansion in Arizona ($5.1 million premiums written in 1997 versus $3.7 million in 1996) as well as additional markets for Titan Auto. In the latter part of 1996, Titan Auto began underwriting in Texas, Nevada and Colorado which in total accounted for $4.6 million in premiums written in the three months ended March 31, 1997. Titan Auto began underwriting in New Mexico in January 1997, and premium writings were approximately $0.5 million for the quarter.

     Titan Public Entity's premium writings increased approximately 5% to $20.9 million for the three months ended March 31, 1997 compared to $19.9 million for the same period a year ago.

     Premium growth experienced in the first quarter of 1997 is consistent with Company expectations and should continue at the current growth rate as Titan Auto continues its expansion through DRC's, independent agencies and new strategic alliances as well as geographic expansion. Titan Public Entity's growth is expected to continue at a moderate pace as the Company continues to be selective with underwriting decisions in a highly competitive and price sensitive environment.

Premiums Earned

     Premiums earned for the three months ended March 31, 1997 increased 23% to $43.0 million from $34.8 million for the three months ended March 31, 1996. Titan Auto's earned premium increased 40% to $28.9 million for the current three months ended from $20.7 million in the comparable period of a year ago. In the three months ended March 31, 1997 versus the same period in 1996, Titan Public Entity earned premium increased 8% to $14.2 million. Such increases are primarily attributable to the increases in premiums written and, to a lesser extent, reduced reinsurance costs.

Fee and Ceding Commission Income

     Titan Auto's operations generate policy and billing fee income which comprises the majority of fee and ceding commission income. Ceding commissions received from reinsurers represent the reimbursement of policy acquisition expenses or profit commissions based on loss experience. Fee and ceding commission income for the three months ended March 31, 1997 compared to the same three months of 1996, increased twofold to $2.3 million from $1.0 million in connection with Titan Auto's premium growth.

     The Company expects fee income to continue to increase, although not necessarily at the same rate experienced in the first quarter of 1997, in conjunction with the growth and expansion of its auto program into additional states.

Net Investment Income

     Net investment income is comprised of both income from the investment portfolio and the Company's premium finance contracts. For the three months ended March 31, 1997, net investment income increased 17% to $3.7 million compared to $3.1 million for the three months ended March 31, 1996. Such increase stems from the growth in the size of the Company's overall investment portfolio and, more significantly, from the growth of the Company's premium finance operation which, in February 1997, acquired Elite Premium Services, Ltd. Interest income on premium finance contracts increased to $1.0 million for the three months ended March 31, 1997 versus $0.5 million for the same period in 1996.

     Interest rates have not had a significant impact on investment income for the first quarter of 1997 relative to the first quarter of 1996, as measured by the average tax adjusted yield of the investment portfolio. For the three months ended March 31, 1997, the tax adjusted yield of the investment portfolio was 6.7% compared to 7.0% of a year ago. The Company continues to maintain relatively short duration of 3.6 years in its investment portfolio.

Combined Ratios

     The following table sets forth the Company's combined ratio and the components thereof by principal line of business under generally accepted accounting principles ("GAAP") for the periods indicated.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   -------------------------
                                                     1997             1996
                                                   -------------------------
Titan Auto
  Loss  . . . . . . . . . . . . . . . . . . .        62.5%            56.0%
  Expense . . . . . . . . . . . . . . . . . .        28.0%            27.9%
                                                   -------------------------
    Combined  . . . . . . . . . . . . . . . .        90.5%            83.9%
                                                   =========================
Titan Public Entity
  Loss  . . . . . . . . . . . . . . . . . . .        67.6%            76.1%
  Expense . . . . . . . . . . . . . . . . . .        29.1%            28.4%
                                                   -------------------------
    Combined  . . . . . . . . . . . . . . . .        96.7%           104.5%
                                                   =========================
Total (including other lines)
  Loss  . . . . . . . . . . . . . . . . . . .        64.8%            64.6%
  Expense . . . . . . . . . . . . . . . . . .        28.2%            28.1%
                                                   -------------------------
    Combined  . . . . . . . . . . . . . . . .        93.0%            92.7%
                                                   =========================


    The Company's overall combined ratio remained consistent at approximately 93% for the three months ended March 31, 1997 and 1996 as both components (the loss ratio and expense ratio) did not fluctuate significantly for the periods indicated.

    Titan Auto's loss ratio component increased to 62.5% in the first quarter of 1997 versus 56.0% in the comparable period of 1996. The Company targets a combined ratio for Titan Auto in each state. In states with more predominant fee income (which serves as a reduction to expenses), the Company can price its product to a higher targeted loss ratio and maintain the same combined ratio as it experiences in other states. The increase in the loss ratio for Titan Auto is associated with expansion into states outside of Michigan which are underwritten at a higher loss ratio and lower expense ratio than the Michigan business, due to the relative insignificance of fee income in Michigan. Additionally, in the first quarter of 1996, Titan Auto experienced favorable loss development which resulted in the lowest loss ratio of 1996 when compared to the remaining three quarters of 1996. Titan Auto's expense ratio component remained constant at roughly 28% for the quarters ended March 31, 1997 and 1996. DRC distribution costs associated with relatively immature markets that the Company entered in 1996 offset the expense ratio benefit associated with fee income outside of Michigan during the first quarter of 1997.

    The Company believes that as Titan Auto expands to additional markets which, in certain instances, will be underwritten at a higher loss ratio than its Michigan business, the loss ratio should continue to increase slightly while the expense ratio improves.

    Titan Public Entity's overall combined ratio improved to 96.7% for the three months ended March 31, 1997 compared to 104.5% for the three months ended March 31, 1996. The improvement is primarily related to an improvement in the loss ratio to 67.6% from 76.1% for the first three months of 1997 and 1996, respectively. In the first quarter of 1996, Titan Public Entity's loss ratio was affected by unusually high claims frequency in 1996 associated with property damage losses related to severe winter storms occurring in early 1996. The improvement in the loss ratio, comparing the first quarter of 1997 to 1996, was slightly offset by an increase in the expense ratio to 29.1% in the first three months of 1997 compared to 28.4% for the same three months in 1996.

Agents' Commissions

    Commissions paid to independent insurance agents still represent the Company's most significant acquisition cost. For the three months ended March 31, 1997 agents' commissions were 11.0% of premiums earned compared to 11.4% for the same period of 1996. The decrease relates primarily to the expansion of Titan Auto's DRC operations which are not subject to commission expense. The Company anticipates this trend to continue as DRC production becomes more material to the overall Titan Auto business.

Net Income

    Net income for the three months ended March 31, 1997 increased 16% to $3.6 million from $3.1 million for the three months ended March 31, 1996. Net income per share increased to $.37 from $.32 for the quarter ended March 31, 1997 and 1996, respectfully. Net income per share amounts have been restated for the May 13, 1996 5% stock dividend. However, they have not been restated for the May 1, 1997 5% stock dividend.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's insurance subsidiaries receive substantial cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and other operating expenses. Net cash provided by operating activities was $13.7 million for the three months ended March 31, 1997 versus $8.9 million for the same three months of 1996. The increase experienced in 1997 primarily relates to the increase in premiums written.

    Cash of $10.8 million provided by financing activities is basically attributable to borrowings under West-Pac's line of credit concurrent with its purchase of Elite Premium Services, Ltd. in February 1997. At that time, West-Pac's credit facility was increased to $50 million and its outstanding borrowings increased by approximately $11.5 million. The line of credit expires in July 1997 at which time the Company intends to renegotiate the line of credit.

    Holdings' credit facility consists a $10 million revolving line of credit ($2.8 million outstanding) until July 30, 2001 and a $20 million amortizing term loan ($19 million outstanding). Management will continue to evaluate the insurance companies' underwriting leverage ratio and evaluate whether additional debt financing is appropriate to increase underwriting capacity. During 1997 management anticipates extending its term loan and utilizing this facility as a source of additional statutory capital. Subsequent to March 31, 1997, the Company repaid the outstanding balance on its revolving line of credit, but may utilize a portion of this facility in the future as necessary for working capital purposes. Debt service on the term loan (payable in $4 million increments annually through 2001, when the term loan will be fully amortized) would be repaid through dividends from the insurance companies to Holdings. However, the Company expects to restructure its existing term loan facility such that the renegotiated facility will not bear principal payments until 1999.

    The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In 1997 Holdings could receive up to approximately $8.0 million in dividends without regulatory approval. To date in 1997 Holdings has received $5.5 million in dividends from the insurance subsidiaries. Based on the current working capital of Holdings, management expects that the payment of dividends available without regulatory approval from the insurance companies will be sufficient to meet its current liquidity needs.

    Cash used by investing activities of $21.6 million for the three months ended March 31, 1997 includes $15.3 million for West-Pac's purchase of Elite Premium Services, Ltd. In addition, Titan Indemnity Company expended approximately $2.3 million on EDP equipment, furniture and fixtures and improvements to its home office building.

    During the three months ended March 31, 1997, the net unrealized loss on investments increased $1.2 million from $0.4 million at December 31, 1996 to $1.6 million at March 31, 1997 as interest rates rose. Although a significant portion of the Company's investment portfolio is considered to be available for sale, management does not intend to liquidate the fixed maturity portfolio. At March 31, 1997, the Company maintained $6.6 million in cash and cash equivalents to meet payment obligations.

                                    PART II

                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    There have been no material developments to the legal proceedings as reported in the Company's Form 10-K for the year ended December 31, 1996.

ITEM 2 - CHANGES IN SECURITIES

    Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 1, 1997, at the Company's Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

                                                            Affirmative      Votes
                                                               Votes        Withheld
Class I (Terms expire at annual meeting in 1998)
  Lucius E. Burch III . . . . . . . . . . . . . . . . . .    8,514,042        527,440
  Thomas E. Mangold . . . . . . . . . . . . . . . . . . .    8,838,554        202,928
  Mark E. Watson III  . . . . . . . . . . . . . . . . . .    8,837,921        203,561
Class II (Terms expire at annual meeting in 1999)
  Hector DeLeon . . . . . . . . . . . . . . . . . . . . .    8,840,654        200,828

  Christopher J. Murphy III . . . . . . . . . . . . . . .    8,838,554        202,928
  Toby S. Wilt  . . . . . . . . . . . . . . . . . . . . .    8,920,559        120,923
Class III (Terms expire at annual meeting in 2000)
  Mark E. Watson Jr.  . . . . . . . . . . . . . . . . . .    8,840,759        200,723
  E.B. Lyon III . . . . . . . . . . . . . . . . . . . . .    8,840,756        200,726
  Gary V. Woods . . . . . . . . . . . . . . . . . . . . .    8,920,019        121,463

    The following proposal was also approved at the meeting:

                                                                           Affirmative   Negative     Votes
                                                                              Votes       Votes      Withheld
    Appointment of KPMG Peat Marwick LLP as auditors for 1997 . . . . . .   9,034,728      861        5,696

ITEM 5 - OTHER INFORMATION

    Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibit:

             27.1 - Financial Data Schedule - March 31, 1997

     (b) During the quarter ended March 31, 1997, there were no current reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Titan HOLDINGS, INC
                                         (Registrant)




Date: May 12, 1997                       By: /s/ MARK E. WATSON, JR.
                                            ---------------------------------
                                                 Mark E. Watson, Jr.
                                                      President
                                               Chief Executive Officer




Date: May 12, 1997                       By: /s/ MICHAEL W. GRANDSTAFF
                                            ---------------------------------
                                                 Michael W. Grandstaff
                                            Executive Vice President Chief
                                                   Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

 27.1              Financial Data Schedule - March 31, 1997