Form 10-Q
period 1997-06-30
TITAN HOLDINGS INC
filed 1997-08-14
CIK 904975

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1997
                              -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________to ___________________

Commission File Number:              0-22000
                       --------------------------------------------------

                              TITAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Texas                                       74-2289827
-------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

                         2700 N.E. Loop 410, Suite 500
                            San Antonio, Texas 78217
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (210)527-2700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   -------     -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   On August 12, 1997 there were outstanding 10,074,090 shares of Common Stock, $.01 par value of the registrant.

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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                              JUNE 30,  DECEMBER 31,
                                                                                                1997        1996
                                                                                              --------  ------------
                                                                                             (UNAUDITED)
                        ASSETS
Investments:
     Fixed maturities available for sale, at market value
           (amortized cost: $154,583 and $145,990)........................................    $153,729   $ 145,531
     Fixed maturities held to maturity, at amortized cost
           (market value: $13,612 and $16,104) ...........................................      13,621      16,114
     Equity securities, at market value (cost: $14,253 and $17,088) ......................      13,964      16,479
     Short-term investments, at cost which approximates market value .....................         270         270
     Cash and cash equivalents ...........................................................       3,473       3,682
     Premium finance contracts ...........................................................      43,924      23,469
     Mortgage notes receivable ...........................................................      17,396      15,935
     Other invested assets ...............................................................       2,345       3,313
                                                                                              --------    --------
                  Total investments ......................................................     248,722     224,793

Amounts due from reinsurers ..............................................................      52,827      47,393
Receivables ..............................................................................      35,085      26,765
Deferred tax assets, net .................................................................       5,098       4,427
Property and equipment, net ..............................................................      21,159      18,852
Deferred policy acquisition costs ........................................................      15,205      12,498
Other assets .............................................................................       6,193       6,032
Goodwill and non-competition agreements ..................................................      21,091      21,195
                                                                                              --------    --------
                                                                                              $405,380    $361,955
                                                                                              ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Reserve for unpaid losses and loss expenses..........................................    $156,565   $ 141,871
     Unearned premiums ...................................................................      67,685      55,333
     Notes payable and capitalized lease obligations .....................................      19,862      24,024
     Notes payable - premium finance subsidiary ..........................................      29,945      15,750
     Other liabilities ...................................................................      12,739      13,109
                                                                                              --------    --------
                  Total liabilities ......................................................     286,796     250,087
                                                                                              --------    --------

Shareholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000 shares;
             no shares issued or outstanding .............................................        --           --
     Common stock, $.01 par value. Authorized 40,000 shares; issued and
           outstanding; 1997 - 10,056 shares; 1996 - 9,521 shares ........................         101           95
     Additional paid-in capital ..........................................................      71,086       62,141
     Retained earnings ...................................................................      47,869       50,054
     Net unrealized loss on investments, net of deferred
           tax benefit of $254 and $227 ..................................................        (472)        (422)
                                                                                              --------    ---------
     Total shareholders' equity ..........................................................     118,584      111,868
                                                                                              --------    ---------
                                                                                              $405,380    $ 361,955
                                                                                              ========    =========

    See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)



                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  1997          1996        1997         1996
                                                ---------    -----------  ---------    --------
Revenues and other income:
   Premiums written .........................   $  54,995    $  39,403    $ 112,069    $  86,056
   Premiums ceded ...........................      (5,685)      (2,604)      (8,082)      (4,894)
                                                ---------    ---------    ---------    ---------
     Net premiums written ...................      49,310       36,799      103,987       81,162
   Change in unearned premiums ..............        (763)         864      (12,465)      (8,683)
                                                ---------    ---------    ---------    ---------
   Premiums earned ..........................      48,547       37,663       91,522       72,479
   Fee and ceding commission income .........       3,791        2,522        6,089        3,561
   Net investment income ....................       4,512        3,036        8,202        6,180
   Net realized gains on sales of investments         340          391          547          473
                                                ---------    ---------    ---------    ---------
         Total revenues and other income ....      57,190       43,612      106,360       82,693
                                                ---------    ---------    ---------    ---------

Expenses:
   Losses and loss expenses .................      32,012       23,365       59,870       45,840
   Agents' commissions ......................       5,355        4,794       10,078        8,780
   Other operating expenses .................      14,048       10,109       25,408       18,243
                                                ---------    ---------    ---------    ---------
       Total expenses .......................      51,415       38,268       95,356       72,863
                                                ---------    ---------    ---------    ---------

       Income before income tax expense .....       5,775        5,344       11,004        9,830

Income tax expense ..........................       1,819        1,652        3,466        3,052
                                                ---------    ---------    ---------    ---------

       Net income ...........................   $   3,956    $   3,692    $   7,538    $   6,778
                                                =========    =========    =========    =========

Net income per share ........................   $     .38    $     .37    $     .73    $     .67
                                                =========    =========    =========    =========

Weighted average shares outstanding .........      10,394       10,087       10,315       10,068
                                                =========    =========    =========    =========

    See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1997        1996
                                                                           --------    --------
Cash flows from operating activities:
   Net income ..........................................................   $  7,538    $  6,778
   Adjustments to reconcile net income to net cash provided by operating activities:
       Receivables .....................................................    (13,754)     (9,989)
       Deferred income taxes ...........................................       (644)       (606)
       Deferred policy acquisition costs ...............................     (2,707)     (1,620)
       Reserve for unpaid losses and loss expenses .....................     14,694      11,026
       Unearned premiums ...............................................     12,352       8,746
       Depreciation and amortization ...................................      1,148         703
       Other ...........................................................        213      (2,019)
                                                                           --------    --------
         Net cash provided by operating activities .....................     18,840      13,019
                                                                           --------    --------

Cash flows from investing activities:
   Purchases of investments ............................................    (85,653)    (49,838)
   Proceeds from sales and maturities of investments, available for sale     73,479      38,870
   Proceeds from fixed maturities, held to maturity, called by issuer ..      2,344        --
   Payable for securities ..............................................       --           555
   Contingent consideration paid, related to 1992
     purchase transaction ..............................................       --        (6,832)
   Business acquired in purchase transactions ..........................    (16,390)     (2,019)
   Purchases of property and equipment .................................     (3,578)     (2,953)
   Other ...............................................................      1,488       2,723
                                                                           --------    --------
         Net cash used by investing activities .........................    (28,310)    (19,494)
                                                                           --------    --------

Cash flows from financing activities:
   Proceeds from borrowings ............................................        750        --
   Proceeds from borrowings - premium finance subsidiary ...............     14,195       4,000
   Repayments of borrowings ............................................     (4,912)       (133)
   Proceeds from sale of common stock issued for exercise of options ...        758          76
   Payment of dividends ................................................     (1,530)     (1,356)
                                                                           --------    --------
         Net cash provided (used) by financing activities ..............      9,261       2,587
                                                                           --------    --------

         Net decrease in cash and cash equivalents .....................       (209)     (3,888)
Cash and cash equivalents:
   Beginning of the period .............................................      3,682      11,008
                                                                           --------    --------
   End of the period ...................................................   $  3,473    $  7,120
                                                                           ========    ========

    See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)




(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Titan Holdings, Inc. and subsidiaries ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes related thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes.

(2)  NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, calculated on a daily basis. The weighted average shares outstanding include common stock equivalents relating to dilutive outstanding stock options and warrants. On May 13, 1997 the Company effected a 5% stock dividend. Prior period weighted average shares outstanding and per share amounts have been restated accordingly.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 establishes standards for computing and presenting earnings per share (EPS). FAS 128 replaces primary EPS, as computed under APB No. 15, "Earnings per Share," with basic EPS and also requires dual presentation of basic EPS and diluted EPS on the income statement. FAS 128 is effective for financial statements ending after December 15, 1997 and requires restatement of all prior-period EPS data. Basic EPS for the three months ended June 30, 1997 and 1996 would have been $.39, and $.37, respectively. Basic EPS for the six months ended June 30, 1997 and 1996 would have been $.75 and $.68, respectively. Dilutive earnings per share approximate the amounts shown on the Condensed Consolidated Statements of Income.

(3)  NOTE PAYABLE - PREMIUM FINANCE SUBSIDIARY

     In February 1997, Westchester Premium Acceptance Corporation ("West-Pac") executed an agreement to acquire a premium finance company, Elite Premium Services, Inc. ("Elite") for approximately $400,000 in cash and additional consideration to be determined as a function of future amounts financed through sources provided by Elite. In connection with the purchase, West-Pac increased the limit of its credit facility to $50 million and increased its borrowings under the credit facility by approximately $11.5 million for finance contracts acquired.

(4)  SUBSEQUENT EVENT

     On August 7, 1997, Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, USF&G Corporation ("USF&G") and United States Fidelity and Guaranty Company, a wholly owned subsidiary of USF&G ("Purchaser"), pursuant to which, among other things, the Company will merge with and into the Purchaser (the "Merger").

     The Merger Agreement provides that each outstanding share of common stock of the Company will be converted into the right to receive, at the election of the holder and subject to the prorations and adjustments described below, (i) $11.60 in cash (the "Standard Cash Consideration") and 0.46516 (the "Standard Exchange Ratio") of a share of USF&G common stock, (ii) $23.20 (two times the Standard Cash Consideration) in cash, or (iii) 0.93032 (two times the Standard Exchange Ratio) of a share of USF&G common stock. The above exchange ratio is based on a value for the USF&G common stock of $24.9375 per share (the "Base Share Price") which was the closing price of the USF&G common stock on July 29, 1997, the day before USF&G made its original offer to the Company. The

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)




Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and provide tax deferral to the extent the Company's shareholders receive shares of USF&G common stock in the Merger.

     The actual value of the consideration to be received in the Merger will be subject to adjustment based upon the average closing price of the USF&G common stock for the ten consecutive trading days ending on the third trading day prior to the effective time of the Merger (the "Average Closing Price"). If the Average Closing Price is not greater than $28.68 (15% above the Base Share Price) or less than $21.20 (15% below the Base Share Price), the allocation of the consideration between stock and cash will be adjusted to maintain a 50% stock, 50% cash relationship by adjusting the Standard Cash Consideration to an amount equal to one-half of the product of (a) $23.20 and (b) 1 plus the product of (i) 0.50 and (ii) a fraction, the numerator of which is the Average Stock Price minus the Base Share Price and the denominator of which is the Base Share Price and adjusting the Standard Exchange Ratio to an amount equal to the quotient of (i) the Standard Cash Consideration as so adjusted and (ii) the Average Stock Price. For example, if the Average Closing Price is $28.68, the aggregate value per share of Titan common stock to be received by all holders will be $24.94, the Standard Cash Consideration will be $12.47 and the Standard Exchange Ratio will be 0.43480. If the Average Closing Price is less than $21.20 ( but not less than $17.46 ) or greater than $28.68, the value of the consideration will be fixed at $21.46 or $24.94, respectively, the Standard Cash Consideration will be $10.73 or $12.47, respectively, and the Standard Exchange Ratio will be adjusted to provide a fraction of a USF&G share of common stock having a value of $10.73 or $12.47, respectively, based upon the Average Closing Price. If the Average Closing Price is less than $17.46, the Standard Cash Consideration will be $10.73 and the Standard Exchange Ratio will be 0.61455. In addition, if the Average Closing Price is less than $17.46 (30% below the Base Share Price) or greater than $32.42 (30% above the Base Share Price), each party has the right to terminate the Merger Agreement. The actual cash and stock distributed will depend on the total per share consideration as calculated above and as adjusted to maintain a 50% stock, 50% cash relationship to maintain the tax-free nature of the transaction.

     The consummation of the Merger is subject to certain conditions including, among other things, the approval by the affirmative vote of at least 66 2/3% of the outstanding shares of the Company common stock entitled to vote, as well as the approval of certain regulatory agencies. Mark E. Watson, Jr., the Chairman, President and Chief Executive Officer of the Company, in his capacity as a shareholder of the Company who owns or controls approximately 25.6% of the outstanding shares of Titan common stock, has agreed to vote his shares of Titan common stock for approval of the Merger Agreement and, until August 7, 1998, against any transaction in opposition to or inconsistent with the Merger.

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

     On August 7, 1997, the Company entered into an Agreement and Plan of
Merger (the "Merger Agreement"), by and among Holdings, USF&G Corporation ("USF&G") and United States Fidelity and Guaranty Company, a wholly owned subsidiary of USF&G ("Purchaser"), pursuant to which, among other things, the Company will merge with and into the Purchaser (the "Merger"). Holdings shareholders may elect to receive cash, shares of USF&G common stock or a combination of cash and shares of USF&G common stock in the Merger. See Note 4 to the financial statements for a further description of the consideration to be paid to Titan shareholders in the Merger. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and provide tax deferral to the extent Holdings shareholders receive shares of USF&G common stock in the Merger. The consummation of the Merger is subject to certain conditions including, among other things, the approval by the affirmative vote of at least 66 2/3% of the outstanding shares of Holdings common stock entitled to vote, as well as the approval of certain regulatory agencies. Mark E. Watson, Jr., the Chairman, President and Chief Executive Officer of the Company, in his capacity as a shareholder of the Company who owns or controls approximately 25.6% of the outstanding shares of Holdings common stock, has agreed to vote his shares of Holdings common stock for approval of the Merger Agreement and, until August 7, 1998, against any transaction in opposition to or inconsistent with the Merger.

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

                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                 ---------------------------  -------------------------
                                     1997         1996          1997          1996
                                   --------      --------      --------      --------
                                             ( IN THOUSANDS )
TITAN AUTO
    Premiums written               $ 38,546      $ 24,963      $ 73,431      $ 50,537
    Premiums earned                  34,546        23,141        63,417        43,821

TITAN PUBLIC ENTITY
    Premiums written                 14,553        13,076        35,474        33,014
    Premiums earned                  14,004        13,538        28,159        26,652

TOTAL (INCLUDING OTHER LINES)
    Premiums written                 54,995        39,403       112,069        86,056
    Premiums earned                  48,547        37,663        91,522        72,479



   Premiums Written

     For the three and six month periods ended June 30, 1997, premiums written were $55.0 million and $112.1 million, which represent increases of 40% and 30%, respectively over $39.4 million and $86.1 million of the same periods of 1996. These increases relate primarily to Titan Auto operations.

     Titan Auto premiums written for the second quarter of 1997 increased 54% to $38.5 million over the same quarter of 1996. For the six months ended June 30, 1997, Titan Auto's premiums written increased 45% to $73.4 million as growth was experienced across all distribution channels. Premiums written through independent agencies and strategic alliances, for the three months ended June 30, 1997, totaled $25.5 million compared to $19.5 million for the same period of 1996. This growth was principally the result of further penetration through independent agents and strategic alliances in Michigan. Premiums written through the Direct Response Centers ("DRCs") for the three months ended June 30,1997 were $13.0 million versus $5.5 million in the comparable three months of 1996. The DRC growth relates primarily to business written in Texas, Nevada, Colorado and New Mexico, states in which the Company did not write any significant business prior to June 30, 1996.

      For the six months ended June 30, 1997 premiums written by independent agents and strategic alliances totaled $48.5 million and DRCs accounted for $24.9 million compared to the six months ended June 30, 1996 of $39.7 million and $10.9 million, respectively. The growth is attributable to the same factors discussed above.

     Titan Public Entity premium writings increased 11% to $14.6 million and 7% to $35.5 million for the three and six months ended June 30, 1997, respectively. Such increases relate to the expansion of the workers compensation program and increased marketing efforts.

     Premium growth experienced for the first six months of 1997 of 30% is consistent with Company expectations and should continue as Titan Auto continues its expansion through DRCs, independent agencies and strategic alliances as well as existing and new markets. Titan Public Entity's growth is anticipated to continue at a moderate pace as the Company remains selective with underwriting decisions in a highly competitive and price sensitive environment.

   Premiums Earned

     Premiums earned for the three months ended June 30, 1997, increased 29% to $48.5 million and for the six months ended June 30, 1997 increased 26% to $91.5 million. The growth experienced in Titan Auto premiums earned for the three months ended June 30, 1997, increased 49% to $ 34.5 million from $23.1 million of a year ago. For the six months ended June 30, 1997, Titan Auto premiums earned increased 45% to $63.4 million from $43.8 million for the six months ended June 30, 1996. Titan Public Entity premiums earned increased 3% to $14.0 million and 6% to $28.2 million for the three and six months ended June 30, 1997 over comparable periods of 1996. Such increases are basically attributable to the increases in premiums written.

   Fee and Ceding Commission Income

     Titan Auto's operations generate policy and billing fee income which comprise the majority of fee and ceding commission income. Ceding commissions received from reinsurers represent the reimbursement of policy acquisition expenses or profit commissions based on loss experience. Fee and ceding commission income increased 50% to $3.8 million for the three months ended June 30, 1997 and 71% to $6.1 million for the six months ended June 30, 1997. Fee income generated by Titan Auto is more significant in states other than Michigan, and accordingly fee income increased more than written premium for both periods in connection with premium growth outside of Michigan.

      The Company expects fee income to continue to increase, although not necessarily at the same rate experienced in the first six months of 1997, in conjunction with the growth and expansion of its auto program into additional states.

   Net Investment Income

     Net investment income is comprised of income from the investment portfolio as well as the Company's premium finance contracts. Net investment income increased 49% to $4.5 million for the three months ended June 30, 1997 and 33% to $8.2 million for the six month period ended June 30, 1997. The increases experienced during 1997 relate to growth in the size of the Company's premium finance operation and to a lesser extent, an increase in the overall size of the Company's investment portfolio as a result of cash generated from operations. In February 1997, West-Pac acquired Elite Premium Services, Inc. and income on premium finance contracts increased to $1.3 million for the three months ended June 30, 1997 versus $.5 million for the same period in 1996. For the six months ended June 30, 1997, income on premium finance contracts was $2.4 million compared to $1.0 million for the six months ended June 30, 1996.

     Interest rate movements have not had a significant impact on investment income when comparing the results of 1997 to 1996. The Company continues to maintain a relatively short duration of 3.6 years in its investment portfolio.


   Combined Ratio

      The following table sets forth the Company's combined ratio and the components thereof by principal line of business under generally accepted accounting principles ("GAAP") for the periods indicated.

                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                            ---------------------------             --------------------------
                                              1997               1996                1997                1996
                                            -------             -------             ------              ------

     TITAN AUTO
     Loss                                      63.7 %              57.7 %             63.1  %             56.8   %
     Expense                                   26.8                27.5               27.4                27.7
                                            -------             -------             ------              ------
         Combined                              90.5                85.2               90.5                84.5
                                            =======             =======             ======              ======

     TITAN PUBLIC ENTITY
     Loss                                      69.9                66.7               68.8                71.3
     Expense                                   32.0                30.8               30.6                29.6
                                            -------             -------             ------              ------
         Combined                             101.9                97.5               99.4               100.9
                                            =======             =======             ======              ======

     TOTAL (INCLUDING OTHER LINES)
     Loss                                      65.4                62.0               65.4                63.2
     Expense                                   27.8                29.0               27.7                28.6
                                            -------             -------             ------              ------
         Combined                              93.2 %              91.0 %             93.1  %             91.8   %
                                            =======             =======             ======              ======





         The Company's overall combined ratio increased somewhat for both the three months ended June 30, 1997 and the six months ended June 30, 1997 as improvement in the expense ratio component was offset by an increase in the loss ratio component for both periods. For the three months ended June 30, 1997, the overall combined ratio increased to 93.2% from 91.0% and for the six months ended June 30, 1997, increased to 93.1% from 91.8%.

          For the three months ended June 30, 1997, Titan Auto's overall combined ratio increased to 90.5% from 85.2% compared to the corresponding three months in 1996. Titan Auto's loss ratio component for the three months ended June 30, 1997 increased to 63.7% from 57.7% in the comparable quarter of 1996. States which generate more fee income (which serves as a reduction to expenses) enable the Company to price its product to a higher loss ratio and maintain the same combined ratio as it experiences in other states. The increases in the loss ratios in 1997 versus 1996 for Titan Auto are associated with expansion into states outside of Michigan, which are underwritten at a higher loss ratio and lower expense ratio than the Michigan business due to fee income. Consistent with the Company's strategy, Titan Auto's expense ratio improved to 26.8% for the three months ended June 30, 1997 from 27.5% for the second quarter of 1996. For the six months ended June 30, 1997, Titan Auto's expense ratio and loss ratio experienced similar trends due to the factors discussed previously, although the improvement in the expense ratio did not totally offset the increase in the loss ratio. The loss ratio for the first six months of 1996 of 56.8% resulted, in part, from favorable development experienced in the first quarter of 1996, which resulted in the lowest quarterly loss ratio of 1996.

         The Company believes that as Titan Auto expands into additional markets, which in certain instances will be underwritten at a higher loss ratio than its Michigan business, the loss ratio should continue to increase slightly while the expense ratio improves.

         Titan Public Entity's overall combined ratio for the second quarter of 1997 increased to 101.9% from 97.5% for the same quarter of 1996, as both the loss ratio and expense ratio increased. The loss ratio increase primarily relates to adverse development of approximately $3.0 million on prior accident years in specific liability lines of business. Such development relates to certain claims in 1991 and prior years, ultimately settled at amounts exceeding Company estimates. The expense ratio for Titan Public Entity experienced a slight increase to 32.0% for the three months ended June 30, 1997 compared to 30.8% for the three months ended June 30, 1996. For the six months ended

June 30, 1997, Titan Public Entity's combined ratio improved to 99.4% versus 100.9% in the same period of 1996. The loss ratio for the six months ended 1997 improved slightly to 68.8% compared to 71.3% of a year ago. The loss ratio in the first six months of 1996 was adversely affected by property damage associated with winter storms in the first quarter of 1996, coupled with approximately $1.1 million in development on prior accident years experienced in the second quarter of 1996.

   Agents' Commissions

     Commissions paid to independent insurance agents currently represent the Company's most significant policy acquisition cost. For the three and six months ended June 30, 1997, agents' commissions were 11.0% of premiums earned, respectively, versus 12.7% and 12.1% of premiums earned, respectively, for the comparable periods of 1996. The decrease relates primarily to the expansion of Titan Auto's DRC operations which are not subject to commission expense. The Company anticipates this trend to continue as DRC production becomes more material to the overall Titan Auto business.

     Net Income

     Net income for the three months ended June 30, 1997 was $4.0 million versus $3.7 million and net income for the six months ended June 30, 1997 was $7.5 million versus $6.8 million for the same period a year ago.

     Net income per share was $.38 for the three months ended June 30, 1997 and $.37 per share for the three months ended June 30, 1996. For the six months ended June 30, 1997, earnings per share were $.73, up from $.67 for the first six months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's insurance subsidiaries receive substantial cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and other operating expenses. Net cash provided by operating activities was $18.8 million for six months ended June 30, 1997 versus $13.0 million for the same period in 1996. The increase experienced in 1997 primarily relates to the increase in premiums written.

     Cash of $9.3 million provided by financing activities is basically attributable to borrowings under West-Pac's line of credit concurrent with its purchase of Elite Premium Services, Inc. in February 1997. At that time West-Pac's credit facility was increased to $50 million and its outstanding borrowings increased by approximately $11.5 million. The line of credit was extended in July 1997 at substantially the same terms and expires December 15, 1997.

     Holdings credit facility consists of a $10 million revolving line of credit ($4.5 million currently outstanding) until July 30, 2001 and a $20 million amortizing term loan ($18 million outstanding). Debt service on the term loan (payable in $4 million increments annually through 2001, when the term loan will be fully amortized) would be repaid through dividends from the insurance companies to Holdings. Management will continue to evaluate the insurance companies' underwriting leverage ratio and evaluate whether additional financing is appropriate to increase underwriting capacity. Subsequent to June 30, 1997, the Company borrowed $4.5 million on its revolving line of credit for working capital purposes which included a $1.0 million break fee paid to an investment banking firm as a result of the merger discussed in
Note 4 to the condensed consolidated financial statements. Additionally the Company paid $1.0 million for the settlement of a lawsuit, see - legal proceedings, as well as other operating expenses.

     The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In 1997 Holdings could receive approximately $8.0 million in dividends without regulatory approval. To date in 1997, Holdings has received $5.5 million in dividends from the insurance subsidiaries. Based on the current working capital needs of Holdings, management expects that the payment of dividends available without regulatory approval from the insurance companies coupled with the availability of the existing line of credit will be sufficient to meet its current liquidity needs.

     Cash used by investing activities of $28.3 million for the six months ended June 30, 1997 includes $15.3 million for West-Pac's purchase of Elite Premium Services, Inc. as well as the investment of cash provided by operations. In addition Titan Indemnity expended approximately $3.6 million in EDP equipment, furniture and fixtures and improvements to its home office building.

     During the six months ended June 30, 1997, the net unrealized loss in investments changed insignificantly from December 31, 1996. Although a significant portion of the Company's investment portfolio is considered available for sale, management does not intend to liquidate the fixed maturity portfolio.


FUTURE APPLICATION OF ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in general purpose financial statements. FAS 130 requires that the components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. FAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt FAS 130 in the first quarter of 1998.

   Also in June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 replaces existing standards for the way public business enterprises report information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997, however, it need not apply to interim periods in the initial year of application. The Company does not believe that the new standard will affect its identification of industry segments, however, certain new disclosures will be necessary. The Company plans to adopt FAS 131 as of December 31, 1997.

                                    PART II
                               OTHER INFORMATION


ITEM 1   - LEGAL PROCEEDINGS

     On August 7, 1997 the Chancery Court of Cook County, Illinois, the court responsible for the oversight of the liquidation of the estate of Millers National Insurance Company, approved the settlement of the lawsuit filed by the liquidator against the Company in consideration of the payment of $1.0 million to the estate. The basis for the lawsuit is more fully described in the Company's December 31, 1996 Annual Report on Form 10-K.

ITEM 2   - CHANGES IN SECURITIES

     Not applicable.


ITEM 3   - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

     Not applicable.


ITEM 5   - OTHER INFORMATION

     Not applicable.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27.2 - Financial Data Schedule - June 30, 1997

     (b) During the quarter ended June 30, 1997, there were no current reports on Form 8-K filed. A form 8-K was filed on August 15, 1997 subsequent to the end of the fiscal quarter.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TITAN HOLDINGS, INC.
                                                     (Registrant)


Date August 12, 1997                  By:      /s/ MARK E.  WATSON, JR.
                                             ---------------------------------
                                             Mark E.  Watson, Jr.
                                             President and
                                             Chief Executive Officer



Date August 12, 1997                  By:      /s/ MICHAEL W. GRANDSTAFF
                                             ----------------------------------
                                             Michael W. Grandstaff
                                             Senior Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS





    Exhibit No.                 Description
    -----------                 -----------

       27.2                Financial Data Schedule