Form 10-K/A
period 1996-12-31
TITAN HOLDINGS INC
filed 1997-11-14
CIK 904975

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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


     The Company plans to expand its public entity program through further penetration of markets currently serviced by the Company, expansion to other states, expansion of products offered and continuation of the Company's focus on small to medium-sized public entities as a niche market. In 1996, the Company expanded its product line to offer workers compensation insurance to its insureds in Pennsylvania, and has in place the structure to expand the workers compensation program to additional states in 1997, although the majority of the risk has been, and is expected to continue to be, ceded to third party reinsurers. The Company also initiated property and liability insurance programs for fire districts and private schools. Based upon the number of small to medium sized cities, public entities and other similar type risks not insured by the Company, the Company believes potential exists for growth in this business.


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

  Public Entity

     The Company's Public Entity business is written by TITAN Indemnity Company and is referred to as "TITAN Public Entity".


     Since 1984, TITAN Public Entity has offered a program to insure public entities, including municipalities, counties, school districts, housing authorities, state-run utilities and other governmental entities. Types of public entity liability insurance coverage provided by TITAN Public Entity include general liability, automobile, law enforcement liability and public officials errors and omissions. TITAN Public Entity also writes automobile physical damage and property insurance coverages. During 1996, the Company began offering private school and fire district insurance programs and introduced a workers compensation program for its public entity insureds in Pennsylvania. The Company plans to extend the workers compensation line of business to other states in 1997 although the majority of this risk has been, and is expected to continue to be, ceded to third party reinsurers. Also during 1996, the Company introduced its Horizon program, which simplifies the insurance policy for insureds and streamlines the underwriting and policy issuance processes. The primary competition for the public entity program consists of managed pools, which combine several municipalities under one risk management and insurance program, and other commercial underwriters who have programs for public entities.


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


     Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company's reinsurance is primarily ceded under an excess of loss basis, where only losses above a fixed amount are reinsured. Some treaties allow the Company a participation in the reinsurers' net profits. The Company's share of such profits is recognized to the extent currently estimable. The Company recorded approximately $1.9 million in ceding commission income pursuant to such contingent commission provisions during the year ended December 31, 1994. The amounts recorded under such arrangements during the years ended December 31, 1995 and 1996 were not material to the Company's earnings. The Company also cedes the majority of its workers compensation business on a quota share basis. The reinsurance programs renew annually and are placed directly by the Company and through professional national reinsurance intermediaries. Public entity reinsurance is placed with Munich American Reinsurance Company (Munich) and General Reinsurance Corporation (GenRe). Workers compensation reinsurance is placed with Munich and CNA Reinsurance Company. Non-standard automobile reinsurance is also placed with Munich, except for personal injury losses in excess of $250,000 per accident in Michigan, which are reinsured by the MCCA. The MCCA is a state-mandated association created under the Michigan no-fault law which by statute is funded through charges to Michigan policyholders. As a result, TITAN Insurance Company does not incur any net cost with respect to the MCCA other than any associated loss adjustment expenses (LAE). The MCCA is not an insurance company, does not file conventional statutory financial statements and is not rated by A.M. Best. As a result, the Company is unable to fully evaluate the MCCA's ability to pay reinsurance claims on the same basis as the Company's other reinsurers.


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
                                                             ========    ========    ========

     The 1996 provision for losses and loss expenses for prior years related primarily to discontinued programs, certain public entity lines of business and Michigan auto personal injury protection coverage. Holdings discontinued its involvement in an aviation program in 1993 and a contract surety program in 1995. Adverse development from these discontinued programs totaled $1.4 million in 1996. Approximately, $1.1 million of the adverse development related to the contract surety program. The nature of these claims is such that the ultimate amount of the loss is not determined until after the Company completes its obligation under the bond and the Company has exhausted its avenues of subrogation recovery. The losses incurred during 1996 related to certain claims settled at amounts in excess of the established reserve for unpaid losses and loss expenses. The aviation program adverse development of approximately $300,000 related to certain claims that were settled at amounts in excess of established reserves. Public entity experienced adverse development which totaled approximately $2.1 million on certain liability coverages related to 1994. Michigan personal injury protection experienced approximately $0.9 million of adverse development in 1996 on 1995 claims, principally in connection with known cases that developed additional severity. Management of the company has since modified underwriting criteria for such coverages and adjusted its reserving practices.


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
                                                  ======   ======


     A cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. A deficiency indicates that the latest estimate of the liability for losses and LAE is higher than the liability that was originally estimated and a redundancy indicates that such estimate is lower. The Company's 1994 gross cumulative deficiency of $9.5 million relates primarily to Titan Auto Michigan personal injury losses in excess of $250,000 per accident, which are reimbursed by the MCCA. Since MCCA reinsurance premiums are established by the MCCA based on its aggregate experience on losses assumed from all Michigan insurers, such deficiency has no material impact on the Company's future reinsurance costs or access to reinsurance markets. It should be emphasized that the table presents a run-off of the liability rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


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


     The principal source of cash available to TITAN Holdings, Inc. is dividends from its insurance subsidiaries. The payment of dividends to TITAN Holdings, Inc. by its insurance subsidiaries is subject to state regulation. No state insurance laws or regulations restrict dividend payments by TITAN Holdings, Inc. The ability of the Company's insurance subsidiaries to declare dividends is governed by the insurance laws of both Texas and Michigan. The Michigan Insurance Code states that absent prior approval of dividends by the state commissioner, "shareholder dividends shall be declared or paid only from earned surplus," and limits the amount of dividends that insurance companies can pay in any twelve month period to the greater of their statutory net income (exclusive of net realized gains or losses on investments) for the preceding year or 10% of the insurer's surplus as regards policyholders as of the preceding year end. Under its certificate of authority, TITAN Insurance Company is not permitted to pay or declare dividends if its gross premiums written over any twelve month period exceed 300% of its policyholders' surplus. Dividend payments from TITAN Indemnity Company are regulated by the insurance laws of the State of Texas. Under the Texas Insurance Code, an insurer may pay dividends only out of "surplus profits arising from its business." The Texas Insurance Code limits the amount of dividends that insurance companies can pay in any twelve-month period, absent regulatory approval, to the greater of their statutory net income for the preceding year or 10% of the insurer's surplus as regards policyholders as of the 31st day of December of the preceding year. Insurance regulators have broad powers to prevent reduction of policyholders' surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. During 1996, the dividend limitations for Titan Indemnity Company and Titan Insurance Company, without prior approval, were approximately $5.9 million and $7.2 million, respectively. Titan Indemnity Company did not pay any dividends to its parent, Titan Holdings, Inc. during 1996. Titan Insurance Company paid dividends of $3.5 million to its parent, Titan Indemnity Company, during 1996.


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


     The Company is routinely engaged in litigation in the normal course of its business, including defending claims for punitive damages. The insurance companies defend third-party claims brought against their insureds, as well as defend themselves against first-party and coverage claims. Additionally, contingencies may arise from insurance regulatory matters and regulatory litigation matters.


     The Company believes the resolution of the above claims and lawsuits will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     On March 23, 1994, the Company's common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol TH. Prior to such date, the Company's common stock traded on the NASDAQ National Market System ("NASDAQ") under the symbol TITN, since the Company's initial public offering on July 8, 1993.

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

ITEM 6. SELECTED FINANCIAL DATA

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA


                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              1996       1995       1994      1993      1992
                                            --------   --------   --------   -------   -------
                                                   IN THOUSANDS, EXCEPT PER SHARE DATA
Statement of Income Data:
  Premiums written........................  $172,846   $138,435   $109,784   $94,994   $72,524
  Premiums earned.........................   152,452    118,219     90,786    69,407    46,402
  Net investment income...................    12,866     10,161      7,576     5,470     4,421
          Total revenues and other
            income........................   174,296    131,842    100,661    82,477    56,406
  Losses and loss expenses................    95,087     72,443     52,439    39,822    26,838
  Total expenses..........................   153,597    116,556     87,814    72,350    50,699
  Net income..............................  $ 14,181   $ 10,570   $  9,063   $ 6,734   $ 4,041
                                            --------   --------   --------   -------   -------
  Weighted average shares
     outstanding(1).......................     9,613      7,928      7,793     5,928     5,157
  Net income per share(1).................  $   1.48   $   1.33   $   1.16   $  1.13   $  0.78
                                            --------   --------   --------   -------   -------
  Cash dividends per share(1).............  $   .303   $   .270   $   .240   $  .113        --
  Loss ratio..............................      62.4%      61.3%      57.7%     57.4%     57.8%
  GAAP Expense ratio......................      30.2%      32.0%      35.0%     35.7%     40.2%
  GAAP Combined ratio.....................      92.6%      93.3%      92.7%     93.1%     98.0%


                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
Balance Sheet Data:
  Total investments.....................  $224,793   $193,858   $132,479   $125,128   $ 98,214
  Total assets..........................   361,955    307,087    219,898    189,603    144,845
  Reserve for unpaid losses and loss
     expenses...........................   141,871    122,811     98,405     76,514     60,717
  Unearned premiums.....................    55,333     45,178     35,219     32,255     27,428
  Notes payable and capitalized lease
     obligations........................    24,024     12,319      2,614      3,193      6,763
  Shareholders' equity..................   111,868    100,484     66,555     66,054     29,833
  Book value per share(1)...............  $  11.75   $  10.60   $   8.61   $   8.36   $   7.22
  Statutory policyholders' surplus......  $ 80,325   $ 58,812   $ 41,321   $ 36,891   $ 20,238
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


     Public entity insurance is somewhat seasonal in that public entities tend to purchase insurance to coincide with the start of their fiscal years (typically January, July or October). This allows the public entity to "lock-in" its insurance expense for the fiscal year consistent with a recently-established budget. Therefore, these months have historically produced the majority of public entity premiums written. This seasonality has no material effect on premiums earned. Non-standard automobile insurance does not tend to be highly seasonal.


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

RESULTS OF OPERATIONS

  Premiums Written


     Premium writings for the past two calendar years have increased approximately 25% annually. For the year ended December 31, 1996 premiums written totaled $172.8 million versus $138.4 million in 1995 and $109.8 million in 1994. The increase in premiums written is primarily attributable to TITAN Auto. For the three years ended December 31, 1996, 1995 and 1994, TITAN Auto premiums written were $106.4 million, $80.6 million and $56.4 million, respectively, representing growth of 32% in 1996 and 43% in 1995. TITAN Public Entity accounted for $61.2 million in premiums written in 1996 versus $53.7 million in 1995 and $47.4 million in 1994 representing increases of 14% and 13% respectively. The growth in Titan Auto and Titan Public Entity premiums written is due primarily to growth in volume rather than price. Routine Titan Auto rate increases in certain markets in 1996 gave rise to an increase in total average premium of approximately 3% in 1996 over 1995. Titan Public Entity overall average premiums were reduced by roughly 2% in 1996 over 1995.


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


     TITAN Public Entity's consistent growth continued in 1996 as premiums written increased 14% to $61.2 million. For the year ended 1995 premiums written increased 13% to $53.7 million compared to $47.4 million in 1994. The increase resulted principally from states where additional state managers have been deployed to expand market coverage. In 1996, a new program, Horizon, was introduced providing a single, comprehensive package of coverages which simplifies the insurance policy for insureds and streamlines the underwriting and policy issuance processes. To further enhance TITAN Public Entity, the Company, in 1996, began offering a program to private schools and fire districts throughout the country and workers compensation insurance to its insureds in Pennsylvania. In 1996, workers compensation premiums written were not material to the Company and the majority of risk exposure associated with this line of coverage is ceded to a third party reinsurer. This workers compensation program will be expanded in 1997 to other states, but the Company expects to continue to cede the majority of this risk and does not anticipate the workers' compensation program to require material capital support in the near term. TITAN Public Entity anticipates moderate growth in 1997 as the Company continues to be selective with its underwriting decisions in a highly competitive and price sensitive market.


  Premiums Ceded


     Premiums ceded represent the cost of reinsurance purchased by the Company which generally is a function of the amount of premiums written and the level of risk transferred to the reinsurer. Premiums ceded as a percent of premiums written for the years ended December 31, 1996, 1995 and 1994 were 6.1%, 8.0% and 9.6%, respectively. The reductions in reinsurance costs are attributable to the proportional increase in TITAN Auto's operations, which have lower reinsurance costs due to relatively low policy limits. The reductions in reinsurance costs are also attributable to a reduction in the Michigan Catastrophic Claims Association ("MCCA") assessment rate in early 1996 and a reduction in TITAN Public Entity's reinsurance premium rates associated with continued favorable experience and the Company increasing its net retentions. At the renewal of the public entity's casualty reinsurance contract effective January 1, 1996, the Company increased its net retention from $500,000 to $750,000 per occurrence for casualty risks, and effective April 1, 1996 the Company increased its net retention on public entity property risks from $200,000 to $500,000 per occurrence. As the Company has increased its retention of losses under its excess of loss reinsurance agreements, the Company's retention of loss adjustment expenses has also increased. Under Titan Public Entity's casualty reinsurance contract, allocated loss adjustment expenses incurred in settling ceded losses are shared with the reinsurers in the same proportion as each party participated in the loss settlement. Under Titan Public Entity's property excess reinsurance, the sum of each claim's loss plus allocated loss adjustment expense determines whether the claim has exceeded Titan's retention and so will be reinsured under the excess of loss contract. Thus, as Titan's loss retentions have increased, the amounts of both ceded losses and ceded allocated loss adjustment expenses have decreased. Reinsurance costs for both TITAN Auto and TITAN Public Entity were reduced in 1995 compared to 1994 for the same reasons noted above.

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


     Interest income from premium finance contracts increased to $2.5 million in 1996 from $1.6 million in 1995 and $0.9 million in 1994. Such increases are substantially attributable to increases in the amounts of premiums financed. During 1996 premiums financed increased 66% to $51.7 million versus $31.1 million in 1995 and $19.2 million in 1994. The Company recognizes interest income on premium finance contracts on a level yield method over the life of the financed policy and accordingly the cancellation of a financed insurance policy has no impact on earnings.


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

     The Company's overall GAAP combined ratio decreased to 92.6% in 1996 from 93.3% in 1995 and 92.7% in 1994. Overall the loss ratio component has increased slightly to 62.4% in 1996 from 61.3% in 1995 and 57.7% in 1994 while the overall expense ratio component has decreased steadily to 30.2% in 1996 from 32.0% in 1995 and 35.0% in 1994.



     TITAN Auto's overall GAAP combined ratio increased somewhat for the year ended December 31, 1996 to 88.8% from 87.6% in 1995 due to an increase in the expense ratio component in 1996 to 30.1% from 28.8% in 1995. The slight increase in the expense ratio relates primarily to the development of DRCs and the associated advertising costs not initially offset by premium volume. Additionally, an increased proportion of corporate service costs were attributed to TITAN Auto in 1996 in connection with its extensive strategic development. TITAN Auto's loss ratio component remained constant in 1996 versus 1995 at approximately 58.8%. For the year ended 1995, compared to 1994, TITAN Auto's expense ratio decreased to 28.8% versus 33.3%. Such decrease stems primarily from the growth of TITAN Auto's Arizona operation. The Arizona operation generates significant policy fee income, consistent with the market, and this fee income is reflected as an offset to the expense ratio. Accordingly, the Arizona business is underwritten at a higher loss ratio relative to the Michigan market. The 1995 loss ratio increased to 58.8% compared to 56.3% in 1994.


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


     For the years ended December 31, 1996, 1995, and 1994, total loss and loss adjustment expense recoveries under the Company's reinsurance contracts exceeded total ceded earned premiums for those years. This trend, which the Company expects to continue, is principally attributable to Titan Auto's ceded loss experience with the MCCA. Depending on the MCCA's overall loss experience with all participating Michigan insurers, aggregate negative results may result in higher assessments being made on the Company by the MCCA in the future. MCCA assessments, however, are passed on by participating Michigan insurers to Michigan policyholders through a uniform rate per earned car year. The Company's assessment rate is not based on its own loss experience to the MCCA, but rather the aggregate loss experience of all participating Michigan insurers. Premiums ceded under Titan's Public Entity program during the three year period ended December 31, 1996 have exceeded loss recoveries from the reinsurers during the period. Such underwriting profits to the public entity program's reinsurers may result in lower future reinsurance rates should this experience continue.


     The Company's strategic plan includes initiatives to further reduce operating expenses, primarily as they relate to TITAN Auto. Accordingly, the Company anticipates continued improvement in the expense ratio. This will enable the Company to underwrite TITAN Auto at a somewhat higher loss ratio and become more competitive in the marketplace while continuing its focus on profitability.

  Agents' Commissions


     Commissions paid to independent insurance agents represent the Company's most significant policy acquisition cost. The Company's trend of reducing this cost continued in 1996, evidenced by the fact that agents' commissions, as a percentage of premiums earned decreased to 11.8% in 1996 from 14.1% in 1995 and 17.3% in 1994. Such decreases relate primarily to the expansion of TITAN Auto's DRC operations which are not subject to commission expense. The decline in agents' commissions, as a percentage of premiums earned, however, has generally been offset by additional policy acquisition costs associated with direct response center operations, and the Company expects this trend to continue in the near future. Over time, however, the

Company expects to realize economies of scale, whereby reductions in agents' commissions are not fully offset by additional direct response center policy acquisition costs.


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


     Net cash provided by financing activities includes borrowings under the Company's and WPAC's credit facility. In August of 1996 Holdings borrowed $10 million to increase the statutory surplus of the insurance companies and borrowed $2 million at various intervals throughout 1996 for working capital purposes. Under the Company's premium finance program, WPAC funds full term insurance premiums on behalf of insureds, who then repay WPAC on a monthly basis with principal and interest payments. During 1996, WPAC funded $51.7 million in insurance premiums and received principal payments on premium finance contracts totaling $41.1 million. To finance the difference, WPAC increased its outstanding borrowings from $7 million to $15.8 million. Financing activities in 1995 included net proceeds from Holdings common stock offering of $20.7 million through which $11.5 million of debt was repaid, borrowings under Holdings' credit facility of $21.5 million ($20 million increased the statutory surplus of the insurance companies) and $4 million of borrowings under WPAC's facility.


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


     Premium finance investment income is recognized under the level yield method over the term of the underlying insurance policy or until the policy is cancelled.


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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

H. GOODWILL AND NON-COMPETITION AGREEMENTS


     The excess of cost over net assets purchased relating to business acquisitions are being amortized on a straight-line basis over periods ranging from 7 to 25 years and the amounts capitalized relative to non-competition agreements are being amortized on a straight-line basis over their respective terms. The carrying value of goodwill and non-competition agreements is evaluated periodically in relation to the operating performance and future undiscounted net cash flows to the related business. Based on its most recent analysis, Holdings believes no material impairment of goodwill and non-competition agreements exists at December 31, 1996.


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
                                                              =======    =======


     Premium finance contracts require principal and interest payments over terms that coincide with the terms or the underlying insurance policy and are secured by the unearned premium reserve related to the financed policies. The insured's coverage can be canceled by contractual right if the insured fails to make timely payments under its premium finance contract and the unearned premium proceeds from the canceled policy can be used to pay off the unpaid principal balance of the premium finance contract. At December 31, 1996 and 1995, total premium finance contracts are net of an allowance for doubtful accounts of approximately $127,000 and $157,000, respectively.


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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

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

5. STATUTORY INSURANCE ACCOUNTING PRINCIPLES

     TITAN Indemnity and TITAN Insurance are required to prepare financial statements with their domiciliary states of Texas and Michigan, respectively, in accordance with statutory insurance accounting principles ("SAP") prescribed or permitted by these states. The insurance companies are not utilizing any material accounting methods that are permitted by state insurance agencies which are not prescribed statutory accounting practices. The accounting principles used to prepare statutory basis financial statements differ from GAAP.

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
                                                              ========    ========

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

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

     Regulations that affect Holdings and the insurance industry are often the result of the National Association of Insurance Commissioners ("the NAIC"). The NAIC is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. In 1994 the NAIC established new risk-based capital ("RBC") requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, each insurer must maintain its total capital and surplus above a calculated threshold or take corrective measures to achieve the threshold. The insurance companies have calculated their RBC levels and have determined that their capital and surplus are in excess of the threshold requirements.

6. DEFERRED POLICY ACQUISITION COSTS

     The costs of acquiring new and renewal business, which vary with and are directly related to the production of such business, have been deferred to the extent that such costs are deemed recoverable from

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
future unearned premiums and anticipated investment income. Information related to deferred policy acquisition costs is summarized as follows:

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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

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


     The loan agreements contain certain financial covenants. At December 31, 1996, Holdings was in compliance with the covenants stated in the credit facility with one exception, for which Holdings has received a waiver for the duration of the loan agreements.


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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

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
                                                              =======    =======   ======

     Substantially all of Holdings' retained earnings are attributable to the insurance companies. The Texas Insurance Code limits the amount of dividends TITAN Indemnity can pay to Holdings in any twelve month period to the greater of its statutory net income for the preceding year or 10% of policyholders' surplus as of the 31st day of December of the preceding year. The Michigan Insurance Code limits the amount of dividends TITAN Insurance can pay to TITAN Indemnity in any twelve-month period to the greater of its statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of its policyholders' surplus as of the preceding year end. In addition, TITAN Insurance is specifically prohibited from paying or declaring dividends if its gross premiums written over any twelve month period exceed 300% of its policyholders' surplus. Considering such restrictions, approximately $8.0 million and $12.1 million is available for distribution by TITAN Indemnity and TITAN Insurance to their respective parent companies during 1996. In 1995, TITAN Indemnity paid dividends to Holdings of $750,000. TITAN Insurance paid $3,500,000, $1,612,000 and $1,297,000 in cash dividends to TITAN Indemnity in 1996, 1995 and 1994, respectively.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

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
                                          ========   ========   ========


     The 1996 provision for losses and loss expenses for prior years related primarily to discontinued programs, certain public entity lines of business and Michigan auto personal injury protection coverage. Holdings discontinued its involvement in an aviation program in 1993 and a contract surety program in 1995. Adverse development from these discontinued programs totaled $1.4 million in 1996. Approximately, $1.1 million of adverse development related to the contract surety program and $300,000 related to the aviation program. The losses incurred during 1996 related to certain claims settled at amounts in excess of the established reserve for unpaid losses and loss expenses. Public entity experienced adverse development in 1996, which aggregated approximately $2.1 million on certain liability coverages related primarily to several large losses on prior years. Michigan personal injury protection experienced approximately $0.9 million of adverse development in 1996 on 1995 claims, principally in connection with known cases that developed additional severity. Management of Holdings has since modified underwriting criteria for such coverages and adjusted its reserving practices.


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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES

14. STOCK OPTIONS AND WARRANTS

     At December 31, 1996, Holdings had two stock option plans which are further described below. Holdings applies the intrinsic value method in accounting for its plans. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. Had compensation expense for Holding's stock option plans been determined using the fair value method, Holding's net income and net income per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS 123 as calculated below may not be representative of the effects on reported net income for future years.

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
                                              ========     =======     =======     =====

18. SUBSEQUENT EVENT


     In February, 1997, WPAC executed an agreement to acquire a premium finance company, Elite Premium Services, Inc. ("Elite"), for approximately $400,000 in cash and additional consideration to be determined as a function of future amounts financed through sources provided by Elite for each of the five years beginning with 1997 subject to a maximum of $275,000 annually. In connection with the acquisition, WPAC increased the limit of its credit facility to $50 million and increased its borrowings under the credit facility by approximately $11.5 million for finance contracts acquired in the acquisition.


19. LEGAL PROCEEDINGS


     Holdings is routinely engaged in litigation in the normal course of its business, including defending claims for punitive damages. The insurance companies defend third-party claims brought against their insureds, as well as defend themselves against first-party and coverage claims. Additionally, contingencies may arise from insurance regulatory matters and regulatory litigation matters.



     Holdings believes the resolution of the above claims and lawsuits will not have a material adverse effect on its financial condition or results of operations.

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

San Antonio, Texas

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

          Schedule VII-Mortgage Loans on Real Estate and Interest Earned on Mortgages.

     3. Exhibit Index: The Exhibits listed on the next page are filed as part of, or incorporated by reference into, this Report.

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
           3.1           Restated Articles of Incorporation.                                (1)
           3.2           Bylaws of the Registrant, as amended.                              (1)
           3.3           Amended and Restated Articles of Incorporation of the
                            Registrant.
           3.4           Bylaws of the Registrant, as amended.
           4.2           Form of Underwriters' Warrant Agreement, including form of
                            Underwriters' Warrant.                                          (1)
           4.3           Specimen of revised certificate representing Common Stock,
                            $.01 par value, of the Registrant.                              (4)
           4.4           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Thomas E. Mangold as Management
                            Sellers Representative.                                         (5)
           4.5           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Monis Schuster as Seller
                            Representative.                                                 (5)
          10.1*          TITAN Holdings, Inc. 1993 Stock Option Plan.                       (1)
          10.4           Stock Purchase Agreement dated January 1, 1992, among TITAN
                            Indemnity Company and the shareholders of VFS, Inc.             (1)
          10.5           Amendment to Stock Purchase Agreement dated January 31,
                            1992, among TITAN Indemnity Company and the shareholders
                            of VFS, Inc.                                                    (1)
          10.14*         Employment Agreement dated January 1, 1993 between TITAN
                            Holdings, Inc. and Mark E. Watson, Jr.                          (1)

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
          10.15*         Employment Agreement dated January 1, 1993, between TITAN
                            Holdings, Inc. and Michael J. Bodayle.                          (1)
          10.17          Loan Agreement dated August 8, 1995 among TITAN Holdings,
                            Inc., as borrower, and Dresdner Bank AG, New York and
                            Grand Cayman Branches, First Interstate Bank of Texas,
                            N.A. and Dresdner Bank AG, New York and Dresdner Bank AG,
                            New York Branch as agent.                                       (5)
          10.18          Pledge Agreement dated as of August 8, 1995 among TITAN
                            Holdings, Inc. and Dresdner Bank AG, New York and Grand
                            Cayman Branches, First Interstate Bank to Texas, N.A. and
                            Dresdner Bank AG, New York Branch as agent.                     (5)
          10.19          Loan Agreement dated August 8, 1995 among Westchester
                            Premium Acceptance Corporation, as borrower, and Dresdner
                            Bank AG, New York and Grand Cayman Branches, First
                            Interstate Bank of Texas, N.A. and Dresdner Bank AG, New
                            York Branch as agent.                                           (5)
          10.20          Pledge and Security Agreement, dated as of August 8, 1995
                            among Westchester Premium Acceptance Corporation and
                            Dresdner Bank AG, New York and Grand Cayman Branches,
                            First Interstate Bank of Texas, N.A. and Dresdner Bank
                            AG, New York Branch as agent.                                   (5)
          10.21*         TITAN Holdings, Inc. 1993 Directors' Stock Option Plan.            (5)
          10.22          Investment Management Agreement dated as of May 8, 1995
                            between TITAN Holdings, Inc. and Lyon Securities, Inc.          (5)
          10.47          Office Space Lease Agreement dated October 6, 1986 between
                            One Oak Park Limited and TITAN Holdings, Inc., as
                            amended.                                                        (1)
          10.48          Office Building Lease dated March 9, 1993, between Aetna
                            Casualty and Surety Company and Imperial Midwest
                            Insurance Company.                                              (1)
          10.52          Letter Agreement dated September 30, 1993 to Stock Purchase
                            Agreement among TITAN Indemnity Company and the
                            shareholders of VFS, Inc.                                       (2)
          10.53*         Amendment to TITAN Holdings, Inc., 1993 Stock Option Plan.         (3)
          10.59*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Thomas E. Mangold.                        (4)
          10.60*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Michael W. Grandstaff.                    (4)
          10.61*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Martin F. Gohr.                           (4)
          10.63          Casualty Excess of Loss Reinsurance Agreement No.
                            63-2407-1-2-3/CX-392-3 among Munich American Reinsurance
                            Company, Munich Reinsurance Company, U.S. Branch, TITAN
                            Indemnity Company and TITAN Insurance Company.                  (6)
          10.64          Loan Agreement dated July 30, 1996 among TITAN Holdings,
                            Inc. As a borrower, and Dresdner Bank AG, New York and
                            Grand Cayman Branches, Bank One Texas, N.A., and
                            NationsBanc of Texas, N.A. and Dresdner Bank, AG, New
                            York Branch as Agent.                                           (7)
          10.65          Pledge Agreement dated as of July 30, 1996 among TITAN
                            Holdings, Inc. and Dresdner Bank, AG, New York and Grand
                            Cayman Branches, Bank One Texas, N.A. and Nationsbank of
                            Texas, N.A. and Dresdner Bank, AG, New York Branch as
                            Agent.                                                          (7)

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
          10.66          Loan Agreement dated July 30, 1996 among Westchester Premium
                            Acceptance Corporation as borrower, and Dresdner Bank AG,
                            New York and Grand Cayman Branches, Bank One Texas, N.A.,
                            and Nationsbank of Texas, N.A. and Dresdner Bank AG, New
                            York Branch as Agent.                                           (7)
          10.67          Pledge and Security Agreement dated as of July 30, 1996
                            among Westchester Premium Acceptance Corporation and
                            Dresdner Bank, AG, New York and Grand Cayman Branches,
                            Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                            Dresdner Bank, AG, New York Branch as Agent and
                            Collateral Agent.                                               (6)
          10.68*         Amendment to TITAN Holdings, Inc. 1993 Stock Option Plan
          10.69          Agreement of Amendment dated as of February 21, 1997 among
                            Westchester Premium Acceptance Corporation and Dresdner
                            Bank AG, New York and Grand Cayman Branches, Bank One
                            Texas, N.A., and Nationsbank of Texas, N.A. and Dresdner
                            Bank, AG, New York Branch as Agent and Collateral Agent.
          22.4           Subsidiaries of the Registrant.                                    (6)
          27.2           Financial Data Schedule, December 31, 1996.
          23.2           Consent of KPMG Peat Marwick LLP.
          28.5           Schedule P of the 1995 Annual Statement for TITAN Indemnity
                            Company.                                                        (6)
          28.6           Schedule P of the 1995 Annual Statement for TITAN Insurance
                            Company.                                                        (6)
          28.7           Schedule P of the 1996 Annual Statement for TITAN Indemnity
                            Company.                                                        (8)
          28.8           Schedule P of the 1996 Annual Statement for TITAN Insurance
                            Company.                                                        (8)


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

(b) Reports on Form 8-K: None


(8) Incorporated by reference herein to Form 10-K for the year ended December 31, 1996 filed on March 28, 1997

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
                                                              ===========

                                INDEX TO EXHIBIT

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
           3.1           Restated Articles of Incorporation.                                (1)
           3.2           Bylaws of the Registrant, as amended.                              (1)
           3.3           Amended and Restated Articles of Incorporation of the
                            Registrant.
           3.4           Bylaws of the Registrant, as amended.
           4.2           Form of Underwriters' Warrant Agreement, including form of
                            Underwriters' Warrant.                                          (1)
           4.3           Specimen of revised certificate representing Common Stock,
                            $.01 par value, of the Registrant.                              (4)
           4.4           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Thomas E. Mangold as Management
                            Sellers Representative.                                         (5)
           4.5           Warrant Agreement dated September 30, 1993 between TITAN
                            Holdings, Inc. and Monis Schuster as Seller
                            Representative.                                                 (5)
          10.1*          TITAN Holdings, Inc. 1993 Stock Option Plan.                       (1)
          10.4           Stock Purchase Agreement dated January 1, 1992, among TITAN
                            Indemnity Company and the shareholders of VFS, Inc.             (1)
          10.5           Amendment to Stock Purchase Agreement dated January 31,
                            1992, among TITAN Indemnity Company and the shareholders
                            of VFS, Inc.                                                    (1)
          10.14*         Employment Agreement dated January 1, 1993 between TITAN
                            Holdings, Inc. and Mark E. Watson, Jr.                          (1)
          10.15*         Employment Agreement dated January 1, 1993, between TITAN
                            Holdings, Inc. and Michael J. Bodayle.                          (1)
          10.17          Loan Agreement dated August 8, 1995 among TITAN Holdings,
                            Inc., as borrower, and Dresdner Bank AG, New York and
                            Grand Cayman Branches, First Interstate Bank of Texas,
                            N.A. and Dresdner Bank AG, New York and Dresdner Bank AG,
                            New York Branch as agent.                                       (5)
          10.18          Pledge Agreement dated as of August 8, 1995 among TITAN
                            Holdings, Inc. and Dresdner Bank AG, New York and Grand
                            Cayman Branches, First Interstate Bank to Texas, N.A. and
                            Dresdner Bank AG, New York Branch as agent.                     (5)
          10.19          Loan Agreement dated August 8, 1995 among Westchester
                            Premium Acceptance Corporation, as borrower, and Dresdner
                            Bank AG, New York and Grand Cayman Branches, First
                            Interstate Bank of Texas, N.A. and Dresdner Bank AG, New
                            York Branch as agent.                                           (5)
          10.20          Pledge and Security Agreement, dated as of August 8, 1995
                            among Westchester Premium Acceptance Corporation and
                            Dresdner Bank AG, New York and Grand Cayman Branches,
                            First Interstate Bank of Texas, N.A. and Dresdner Bank
                            AG, New York Branch as agent.                                   (5)
          10.21*         TITAN Holdings, Inc. 1993 Directors' Stock Option Plan.            (5)
          10.22          Investment Management Agreement dated as of May 8, 1995
                            between TITAN Holdings, Inc. and Lyon Securities, Inc.          (5)
          10.47          Office Space Lease Agreement dated October 6, 1986 between
                            One Oak Park Limited and TITAN Holdings, Inc., as
                            amended.                                                        (1)

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
          10.48          Office Building Lease dated March 9, 1993, between Aetna
                            Casualty and Surety Company and Imperial Midwest
                            Insurance Company.                                              (1)
          10.52          Letter Agreement dated September 30, 1993 to Stock Purchase
                            Agreement among TITAN Indemnity Company and the
                            shareholders of VFS, Inc.                                       (2)
          10.53*         Amendment to TITAN Holdings, Inc., 1993 Stock Option Plan.         (3)
          10.59*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Thomas E. Mangold.                        (4)
          10.60*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Michael W. Grandstaff.                    (4)
          10.61*         Employment Agreement dated January 1, 1994 between TITAN
                            Insurance Company and Martin F. Gohr.                           (4)
          10.63          Casualty Excess of Loss Reinsurance Agreement No.
                            63-2407-1-2-3/CX-392-3 among Munich American Reinsurance
                            Company, Munich Reinsurance Company, U.S. Branch, TITAN
                            Indemnity Company and TITAN Insurance Company.                  (6)
          10.64          Loan Agreement dated July 30, 1996 among TITAN Holdings,
                            Inc. As a borrower, and Dresdner Bank AG, New York and
                            Grand Cayman Branches, Bank One Texas, N.A., and
                            NationsBanc of Texas, N.A. and Dresdner Bank, AG, New
                            York Branch as Agent.                                           (7)
          10.65          Pledge Agreement dated as of July 30, 1996 among TITAN
                            Holdings, Inc. and Dresdner Bank, AG, New York and Grand
                            Cayman Branches, Bank One Texas, N.A. and Nationsbank of
                            Texas, N.A. and Dresdner Bank, AG, New York Branch as
                            Agent.                                                          (7)
          10.66          Loan Agreement dated July 30, 1996 among Westchester Premium
                            Acceptance Corporation as borrower, and Dresdner Bank AG,
                            New York and Grand Cayman Branches, Bank One Texas, N.A.,
                            and Nationsbank of Texas, N.A. and Dresdner Bank AG, New
                            York Branch as Agent.                                           (7)
          10.67          Pledge and Security Agreement dated as of July 30, 1996
                            among Westchester Premium Acceptance Corporation and
                            Dresdner Bank, AG, New York and Grand Cayman Branches,
                            Bank One Texas, N.A., and Nationsbank of Texas, N.A. and
                            Dresdner Bank, AG, New York Branch as Agent and
                            Collateral Agent.                                               (6)
          10.68*         Amendment to TITAN Holdings, Inc. 1993 Stock Option Plan
          10.69          Agreement of Amendment dated as of February 21, 1997 among
                            Westchester Premium Acceptance Corporation and Dresdner
                            Bank AG, New York and Grand Cayman Branches, Bank One
                            Texas, N.A., and Nationsbank of Texas, N.A. and Dresdner
                            Bank, AG, New York Branch as Agent and Collateral Agent.
          22.4           Subsidiaries of the Registrant.                                    (6)
          27.2           Financial Data Schedule, December 31, 1996.
          23.2           Consent of KPMG Peat Marwick LLP.
          28.5           Schedule P of the 1995 Annual Statement for TITAN Indemnity
                            Company.                                                        (6)

                                                                                       INCORPORATED
      EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT                    BY REFERENCE
      -----------                         -------------------------                    ------------
          28.6           Schedule P of the 1995 Annual Statement for TITAN Insurance
                            Company.                                                        (6)
          28.7           Schedule P of the 1996 Annual Statement for TITAN Indemnity
                            Company.                                                        (8)
          28.8           Schedule P of the 1996 Annual Statement for TITAN Insurance
                            Company.                                                        (8)


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


(8) Incorporated by reference herein to Form 10-K for the year ended December 31, 1996 filed on March 28, 1997.