Form 10-Q/A
period 1997-03-31
TITAN HOLDINGS INC
filed 1997-11-14
CIK 904975

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On May 2, 1997 there were outstanding 9,570,291 shares of Common Stock, $.01 par value of the registrant.



================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                                                                         PAGE
                                                                                                         ----
Condensed Consolidated Balance Sheets............................................................          3

Condensed Consolidated Statements of Income......................................................          4

Condensed Consolidated Statements of Cash Flows..................................................          5

Notes to Condensed Consolidated Financial Statements.............................................          6


                                     -2-

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                    MARCH 31,   DECEMBER 31,
                                                                                                       1997        1996
                                                                                                    -----------------------
                                                                                                         (UNAUDITED)
                                       ASSETS
Investments:
  Fixed maturities available for sale, at market value (amortized cost: $150,691 and $45,990) ...   $ 148,299    $ 145,531
  Fixed maturities held to maturity, at amortized cost (market value: $15,933 and $16,104) ......      16,053       16,114
  Equity securities available for sale, at market value (cost: $15,591 and $17,088) .............      15,058       16,479
  Short-term investments, at cost which approximates market value ...............................         270          270
  Cash and cash equivalents .....................................................................       6,649        3,682
  Premium finance contracts .....................................................................      39,469       23,469
  Mortgage notes receivable .....................................................................      16,424       15,935
  Other invested assets .........................................................................       3,305        3,313
                                                                                                    ---------    ---------
        Total investments .......................................................................     245,527      224,793
Amounts due from reinsurers .....................................................................      51,079       47,393
Receivables .....................................................................................      30,954       26,765
Deferred tax assets, net ........................................................................       5,351        4,427
Property and equipment, net .....................................................................      20,590       18,852
Deferred policy acquisition costs ...............................................................      14,979       12,498
Other assets ....................................................................................       5,568        6,032
Goodwill & non-competition agreements, net ......................................................      21,256       21,195
                                                                                                    ---------    ---------
                                                                                                    $ 395,304    $ 361,955
                                                                                                    =========    =========


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Reserve for unpaid losses and loss expenses ...................................................   $ 150,179    $ 141,871
  Unearned premiums .............................................................................      66,644       55,333
  Notes payable and capitalized lease obligations ...............................................      23,694       24,024
  Notes payable - premium finance subsidiary ....................................................      27,195       15,750
  Other liabilities .............................................................................      13,608       13,109
                                                                                                    ---------    ---------
        Total liabilities .......................................................................     281,320      250,087
                                                                                                    ---------    ---------
Shareholders' equity:
  Preferred stock, $.01 par value.  Authorized 5,000 shares; no shares issued or outstanding ....          --           --
  Common stock, $.01 par value.  Authorized 40,000 shares; issued and outstanding;
  1997 - 9,557 shares; 1996 - 9,521 shares ......................................................          96           95
  Additional paid-in capital ....................................................................      62,624       62,141
  Retained earnings .............................................................................      52,874       50,054
  Net unrealized loss on investments, net of deferred tax benefit of $867 and $227 ..............      (1,610)        (422)
                                                                                                    ---------    ---------
        Total shareholders' equity ..............................................................     113,984      111,868
                                                                                                    ---------    ---------

                                                                                                    $ 395,304    $ 361,955
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

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    --------------------
                                                                      1997        1996
                                                                    --------------------
Revenues and other income:
   Premiums written .............................................   $ 57,074    $ 46,653
   Premiums ceded ...............................................     (2,397)     (2,290)
                                                                    --------    --------
      Net premiums written ......................................     54,677      44,363
   Increase in unearned premiums ................................    (11,702)     (9,547)
                                                                    --------    --------
      Premiums earned ...........................................     42,975      34,816
   Fee and ceding commission income .............................      2,298       1,039
   Net investment income ........................................      3,690       3,144
   Net realized gains on sales of investments ...................        207          82
                                                                    --------    --------
      Total revenues and other income ...........................     49,170      39,081
                                                                    --------    --------
Expenses:
   Losses and loss expenses .....................................     27,858      22,475
   Agents' commissions ..........................................      4,723       3,986
   Other operating expenses .....................................     11,360       8,134
                                                                    --------    --------
      Total expenses ............................................     43,941      34,595
                                                                    --------    --------
      Income before income tax expense ..........................      5,229       4,486
Income tax expense ..............................................      1,647       1,400
                                                                    --------    --------
      Net income ................................................   $  3,582    $  3,086
                                                                    ========    ========
Net income per share ............................................   $   0.37    $   0.32
                                                                    ========    ========
Weighted average shares outstanding .............................      9,759       9,577
                                                                    ========    ========


     See accompanying notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           --------------------
                                                                                             1997        1996
                                                                                           --------------------
Cash flows from operating activities:
   Net income ..........................................................................   $  3,582    $  3,086
   Adjustments to reconcile net income to net cash provided by operating activities:
     Receivables .......................................................................     (7,875)     (8,557)
     Deferred income taxes .............................................................       (284)       (334)
     Deferred policy acquisition costs .................................................     (2,481)     (1,935)
     Reserve for unpaid losses and loss expenses .......................................      8,308       6,729
     Unearned premiums .................................................................     11,311       9,649
     Depreciation and amortization .....................................................        543         342
     Other .............................................................................        645         (43)
                                                                                           --------    --------
      Net cash provided by operating activities ........................................     13,749       8,937
                                                                                           --------    --------
Cash flows from investing activities:
  Purchases of investments .............................................................    (37,595)    (22,078)
  Proceeds from sales and maturities of investments, available for sale ................     33,311      18,661
  Contingent consideration paid, related to 1992 purchase transaction ..................         --      (3,449)
  Business acquired in purchase transaction ............................................    (15,265)     (1,744)
  Purchases of property and equipment ..................................................     (2,323)     (1,332)
  Other ................................................................................        253          82
                                                                                           --------    --------
      Net cash used by investing activities ............................................    (21,619)     (9,860)
                                                                                           --------    --------
Cash flows from financing activities:
  Proceeds from borrowings .............................................................        750          --
  Proceeds from borrowings - premium finance subsidiary ................................     11,445          --
  Repayments of borrowings .............................................................     (1,080)        (69)
  Proceeds from sale of common stock issued for exercise of stock options ..............        484          --
  Payment of dividends .................................................................       (762)       (677)
                                                                                           --------    --------
      Net cash provided (used) by financing activities .................................     10,837        (746)
                                                                                           --------    --------
      Net increase (decrease) in cash and cash equivalents .............................      2,967      (1,669)
Cash and cash equivalents:
  Beginning of the period ..............................................................      3,682      11,008
                                                                                           --------    --------
  End of the period ....................................................................   $  6,649    $  9,339
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

  Public entity insurance is somewhat seasonal in that public entities tend to purchase insurance to coincide with the start of their fiscal years (typically January, July or October). This allows the Public Entity to "lock in" its insurance expense for the fiscal year consistent with a recently established budget. Therefore, these months have historically produced the majority of Public Entity premiums written. This seasonality has no material effect on premiums earned. Nonstandard automobile insurance does not tend to be highly seasonal.

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


                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                             1997          1996
                                         ----------------------------
Titan Auto
  Premiums written .....................  $    34,885  $    25,574
  Premiums earned ......................       28,871       20,680
Titan Public Entity
  Premiums written .....................       20,921       19,938
  Premiums earned ......................       14,155       13,114
Total (including other lines)
  Premiums written .....................       57,074       46,653
  Premiums earned ......................       42,975       34,816

Premiums Written

      Total premiums written for the three months ended March 31, 1997 of $57.1 million represent an increase of 22% over total premiums written during the same period in 1996 of $46.7 million. This increase primarily relates to Titan Auto's operations, and more specifically to volume of business rather than price.

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

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                 -------------------------------------
                                                                                        1997               1996
                                                                                 ------------------ ------------------
Titan Auto

  Loss..........................................................................               62.5%              56.0%
  Expense.......................................................................               30.0%              30.3%
                                                                                  ------------------ ------------------
     Combined...................................................................               92.5%              86.3%
                                                                                  ================== ==================
Titan Public Entity
  Loss..........................................................................               67.6%              76.1%
  Expense.......................................................................               29.1%              28.4%
                                                                                  ------------------ ------------------
     Combined...................................................................               96.7%             104.5%
                                                                                  ================== ==================
Total (including other lines)
  Loss..........................................................................               64.8%              64.6%
  Expense.......................................................................               29.5%              29.5%
                                                                                  ------------------ ------------------
     Combined...................................................................               94.3%              94.1%
                                                                                  ================== ==================


     The Company's overall combined ratio remained consistent at slightly over 94% for the three months ended March 31, 1997 and 1996 as both components (the loss ratio and expense ratio) did not fluctuate significantly for the periods indicated.

     Titan Auto's loss ratio component increased to 62.5% in the first quarter of 1997 versus 56.0% in the comparable period of 1996. The Company targets a combined ratio for Titan Auto in each state. In states with more predominant fee income (which serves as a reduction to expenses), the Company can price its product to a higher targeted loss ratio and maintain the same combined ratio as it experiences in other states. The increase in the loss ratio for Titan Auto is associated with expansion into states outside of Michigan which are underwritten at a higher loss ratio and lower expense ratio than the Michigan business, due to the relative insignificance of fee income in Michigan. Additionally, in the first quarter of 1996, Titan Auto experienced favorable loss development which resulted in the lowest loss ratio of 1996 when compared to the remaining three quarters of 1996. Titan Auto's expense ratio component remained constant at roughly 30% for the quarters ended March 31, 1997 and 1996. DRC distribution costs associated with relatively immature markets that the Company entered in 1996 offset the expense ratio benefit associated with fee income outside of Michigan during the first quarter of 1997.

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

Agents' Commissions

     Commissions paid to independent insurance agents still represent the Company's most significant acquisition cost. For the three months ended March 31, 1997 agents' commissions were 11.0% of premiums earned compared to 11.4% for the same period of 1996. The decrease relates primarily to the expansion of Titan Auto's DRC operations which are not subject to commission expense. The decline in agents' commissions, as a percentage of premiums earned, however, has generally been offset by additional policy acquisition costs associated with direct response center operations, and the Company expects this trend to continue in the near term. Over time, however, the Company expects to realize economies of scale, whereby reductions in agents' commissions are not fully offset by additional direct response center policy acquisition costs.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 1, 1997, at the Company's Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

                                                                Affirmative          Votes
                                                                   Votes            Withheld
Class I (Terms expire at annual meeting in 1998)
  Lucius E. Burch III.......................................     8,514,042          527,440
  Thomas E. Mangold.........................................     8,838,554          202,928
  Mark E. Watson III........................................     8,837,921          203,561
Class II (Terms expire at annual meeting in 1999)
  Hector DeLeon.............................................     8,840,654          200,828
  Christopher J. Murphy III.................................     8,838,554          202,928
  Toby S. Wilt..............................................     8,920,559          120,923
Class III (Terms expire at annual meeting in 2000)
  Mark E. Watson Jr.........................................     8,840,759          200,723
  E.B. Lyon III.............................................     8,840,756          200,726
  Gary V. Woods.............................................     8,920,019          121,463

     The following proposal was also approved at the meeting:





                                                                            Affirmative     Negative      Votes
                                                                               Votes         Votes       Withheld
  Appointment of KPMG Peat Marwick LLP as auditors for 1997..............    9,034,728        861          5,696

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibit:

              None

      (b) During the quarter ended March 31, 1997, there were no current reports on Form 8-K filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Titan HOLDINGS, INC
                                                  (Registrant)





Date:   May 12, 1997                              By: /s/ MARK E. WATSON, JR.
                                                      --------------------------
                                                         Mark E. Watson, Jr.
                                                              President
                                                      Chief Executive Officer




Date:   May 12, 1997                              By: /s/ MICHAEL W. GRANDSTAFF
                                                      --------------------------
                                                        Michael W. Grandstaff
                                                       Executive Vice President
                                                       Chief Financial Officer