Form 10-Q/A
period 1997-06-30
TITAN HOLDINGS INC
filed 1997-11-14
CIK 904975

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                              --------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               ---------------------------   -------------------
Commission File Number:          0-22000
                       ---------------------------------------------------------

                            TITAN HOLDINGS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Texas                                             74-2289827
--------------------------------------------------------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                         2700 N.E. Loop 410, Suite 500
                          San Antonio, Texas  78217
--------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                   (Zip Code)

                                (210) 527-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes    X     No
                 ----

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

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                JUNE 30,           DECEMBER 31,
                                                                                 1997                  1996
                                                                              -----------          ------------
                                                                              (UNAUDITED)
                      ASSETS
Investments:
    Fixed maturities available for sale, at market value
           (amortized cost: $154,583 and $145,990)  . . . . . . . . . . . . .  $  153,729          $   145,531
    Fixed maturities held to maturity, at amortized cost
           (market value: $13,612 and $16,104)  . . . . . . . . . . . . . . .      13,621               16,114
    Equity securities, at market value (cost: $14,253 and $17,088)  . . . . .      13,964               16,479
    Short-term investments, at cost which approximates market value   . . . .         270                  270
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .       3,473                3,682
    Premium finance contracts   . . . . . . . . . . . . . . . . . . . . . . .      43,924               23,469
    Mortgage notes receivable   . . . . . . . . . . . . . . . . . . . . . . .      17,396               15,935
    Other invested assets   . . . . . . . . . . . . . . . . . . . . . . . . .       2,345                3,313
                                                                                ---------          -----------
                 Total investments  . . . . . . . . . . . . . . . . . . . . .     248,722              224,793

Amounts due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . .      52,827               47,393
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,085               26,765
Deferred tax assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . .       5,098                4,427
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .      21,159               18,852
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .      15,205               12,498
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,193                6,032
Goodwill and non-competition agreements . . . . . . . . . . . . . . . . . . .      21,091               21,195
                                                                               ----------          -----------
                                                                               $  405,380          $   361,955
                                                                               ==========          ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Reserve for unpaid losses and loss expenses   . . . . . . . . . . . . . .  $   156,565         $    141,871
    Unearned premiums       . . . . . . . . . . . . . . . . . . . . . . . . .       67,685               55,333
    Notes payable and capitalized lease obligations   . . . . . . . . . . . .       19,862               24,024
    Notes payable - premium finance subsidiary  . . . . . . . . . . . . . . .       29,945               15,750
    Other liabilities       . . . . . . . . . . . . . . . . . . . . . . . . .       12,739               13,109
                                                                               -----------         ------------
                 Total liabilities  . . . . . . . . . . . . . . . . . . . . .      286,796              250,087
                                                                               -----------         ------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000 shares;
            no shares issued or outstanding   . . . . . . . . . . . . . . . .            -                    -
    Common stock, $.01 par value. Authorized 40,000 shares; issued and
           outstanding; 1997 - 10,056 shares; 1996 - 9,521 shares . . . . . .          101                   95
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .       71,086               62,141
    Retained earnings       . . . . . . . . . . . . . . . . . . . . . . . . .       47,869               50,054
    Net unrealized loss on investments, net of deferred
           tax benefit of $254 and $227     . . . . . . . . . . . . . . . . .        (472)                (422)
                                                                               ----------          -----------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .      118,584              111,868
                                                                               -----------         ------------
                                                                               $   405,380         $    361,955
                                                                               ===========         ============

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                           1997          1996           1997           1996
                                                       -----------     ----------     -----------   -----------
Revenues and other income:
  Premiums written  . . . . . . . . . . . . . . . . .  $    54,995     $   39,403     $   112,069   $    86,056
  Premiums ceded  . . . . . . . . . . . . . . . . . .       (5,685)        (2,604)         (8,082)       (4,894)
                                                       -----------     ----------     -----------   -----------
    Net premiums written  . . . . . . . . . . . . . .       49,310         36,799         103,987        81,162
  Change in unearned premiums   . . . . . . . . . . .         (763)           864         (12,465)       (8,683)
                                                       -----------     ----------     -----------   -----------
  Premiums earned   . . . . . . . . . . . . . . . . .       48,547         37,663          91,522        72,479
  Fee and ceding commission income  . . . . . . . . .        3,791          2,522           6,089         3,561
  Net investment income   . . . . . . . . . . . . . .        4,512          3,036           8,202         6,180
  Net realized gains on sales of investments  . . . .          340            391             547           473
                                                       -----------     ----------     -----------   -----------
         Total revenues and other income  . . . . . .       57,190         43,612         106,360        82,693
                                                       -----------     ----------     -----------   -----------


Expenses:
  Losses and loss expenses  . . . . . . . . . . . . .       32,012         23,365          59,870        45,840
  Agents' commissions   . . . . . . . . . . . . . . .        5,355          4,794          10,078         8,780
  Other operating expenses  . . . . . . . . . . . . .       14,048         10,109          25,408        18,243
                                                       -----------     ----------     -----------   -----------
      Total expenses  . . . . . . . . . . . . . . . .       51,415         38,268          95,356        72,863
                                                       -----------     ----------     -----------   -----------

      Income before income tax expense  . . . . . . .        5,775          5,344          11,004         9,830

Income tax expense  . . . . . . . . . . . . . . . . .        1,819          1,652           3,466         3,052
                                                       -----------     ----------     -----------   -----------

      Net income  . . . . . . . . . . . . . . . . . .  $     3,956     $    3,692     $     7,538    $    6,778
                                                       ===========     ==========     ===========   ===========

Net income per share  . . . . . . . . . . . . . . . .  $       .38     $      .37     $       .73   $       .67
                                                       ===========     ==========     ===========   ===========

Weighted average shares outstanding . . . . . . . . .       10,394         10,087          10,315        10,068
                                                       ===========     ==========     ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     TITAN HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                            -------------------------------------
                                                                                1997                     1996
                                                                            -------------            -------------
Cash flows from operating activities:
  Net income                                                                $       7,538            $       6,778
  Adjustments to reconcile net income to net cash provided by operating activities:
      Receivables                                                                 (13,754)                  (9,989)
      Deferred income taxes                                                          (644)                    (606)
      Deferred policy acquisition costs                                            (2,707)                  (1,620)
      Reserve for unpaid losses and loss expenses                                  14,694                   11,026
      Unearned premiums                                                            12,352                    8,746
      Depreciation and amortization                                                 1,148                      703
      Other                                                                           213                   (2,019)
                                                                            -------------            -------------
        Net cash provided by operating activities                                  18,840                   13,019
                                                                            -------------            -------------

Cash flows from investing activities:
  Purchases of investments                                                        (85,653)                 (49,838)
  Proceeds from sales and maturities of investments, available for sale            73,479                   38,870
  Proceeds from fixed maturities, held to maturity, called by issuer                2,344                       --
  Payable for securities                                                               --                      555
  Contingent consideration paid, related to 1992
    purchase transaction                                                               --                   (6,832)
  Business acquired in purchase transactions                                      (16,390)                  (2,019)
  Purchases of property and equipment                                              (3,578)                  (2,953)
  Other                                                                             1,488                    2,723
                                                                            -------------            --------------
        Net cash used by investing activities                                     (28,310)                 (19,494)
                                                                            -------------            --------------
Cash flows from financing activities:
  Proceeds from borrowings                                                            750                       --

  Proceeds from borrowings - premium finance subsidiary                            14,195                    4,000
  Repayments of borrowings                                                         (4,912)                    (133)
  Proceeds from sale of common stock issued for exercise of options                   758                       76
  Payment of dividends                                                             (1,530)                  (1,356)
                                                                            -------------            --------------
        Net cash provided (used) by financing activities                            9,261                    2,587
                                                                            -------------            --------------
        Net decrease in cash and cash equivalents                                    (209)                  (3,888)
Cash and cash equivalents:
  Beginning of the period                                                           3,682                   11,008
                                                                            -------------            --------------
  End of the period                                                         $       3,473                   $7,120
                                                                            =============            ==============

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

(4) SUBSEQUENT EVENTS

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

    On August 7, 1997 the Chancery Court of Cook County, Illinois, the court responsible for the oversight of the liquidation of the estate of Millers National Insurance Company, approved the settlement of the lawsuit filed by the liquidator against the Company in consideration of the payment of $1.0 million to the estate. The Company plans to reflect this payment in other operating expenses for the three months ended September 30, 1997. The basis for the lawsuit is more fully described in the Company's December 31, 1996 Annual Report on Form 10-K.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         ---------------------------             -------------------------
                                           1997               1996                 1997                1996
                                         --------            -------             --------            -------
                                                        (IN THOUSANDS)
TITAN AUTO
   Premiums written                       $38,546            $24,963              $73,431            $50,537
   Premiums earned                         34,546             23,141               63,417             43,821

TITAN PUBLIC ENTITY
   Premiums written                        14,553             13,076               35,474             33,014
   Premiums earned                         14,004             13,538               28,159             26,652

TOTAL (INCLUDING OTHER LINES)
   Premiums written                        54,995             39,403              112,069             86,056
   Premiums earned                         48,547             37,663               91,522             72,479



   Premiums Written

    For the three and six month periods ended June 30, 1997, premiums written were $55.0 million and $112.1 million, which represent increases of 40% and 30%, respectively over $39.4 million and $86.1 million of the same periods of 1996. These increases relate primarily to Titan Auto operations, and more specifically to volume of business rather than price.

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

    Titan Public Entity premium writings increased 11% to $14.6 million and 7% to $35.5 million for the three and six months ended June 30, 1997, respectively. Such increases relate to the expansion of the workers compensation program, for which the majority of risk is ceded to third party reinsurers, and increased marketing efforts.

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

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                           ---------------------------            -------------------------
                                             1997               1996               1997               1996
                                             ----               ----               ----               ----
    TITAN AUTO
    Loss                                     63.7  %            57.7  %            63.1  %            56.8  %
    Expense                                  28.6               29.7               29.3               30.0
                                             ----               ----               ----               ----
         Combined                            92.3               87.4               92.4               86.8
                                             ====               ====               ====               ====

    TITAN PUBLIC ENTITY
    Loss                                     69.9               66.7               68.8               71.3
    Expense                                  32.0               30.8               30.6               29.6
                                             ----               ----               ----               ----
         Combined                           101.9               97.5               99.4              100.9
                                             ====               ====               ====               ====

    TOTAL (INCLUDING OTHER LINES)
    Loss                                     65.4               62.0               65.4               63.2
    Expense                                  29.1               30.3               29.0               30.0
                                             ----               ----               ----               ----
         Combined                            94.5  %            92.3  %            94.4  %            93.2  %
                                             ====               ====               ====               ====





         The Company's overall combined ratio increased somewhat for both the three months ended June 30, 1997 and the six months ended June 30, 1997 as improvement in the expense ratio component was offset by an increase in the loss ratio component for both periods. For the three months ended June 30, 1997, the overall combined ratio increased to 94.5% from 92.3% and for the six months ended June 30, 1997, increased to 94.4% from 93.2%.

          For the three months ended June 30, 1997, Titan Auto's overall combined ratio increased to 92.3% from 87.4% compared to the corresponding three months in 1996. Titan Auto's loss ratio component for the three months ended June 30, 1997 increased to 63.7% from 57.7% in the comparable quarter of
1996.   States which generate more fee income (which serves as a reduction to expenses) enable the Company to price its product to a higher loss ratio and maintain the same combined ratio as it experiences in other states. The increases in the loss ratios in 1997 versus 1996 for Titan Auto are associated with expansion into states outside of Michigan, which are underwritten at a higher loss ratio and lower expense ratio than the Michigan business due to fee income. Consistent with the Company's strategy, Titan Auto's expense ratio improved to 28.6% for the three months ended June 30, 1997 from 29.7% for the second quarter of 1996. For the six months ended June 30, 1997, Titan Auto's expense ratio and loss ratio experienced similar trends due to the factors discussed previously, although the improvement in the expense ratio did not totally offset the increase in the loss ratio. The loss ratio for the first six months of 1996 of 56.8% resulted, in part, from favorable development experienced in the first quarter of 1996, which resulted in the lowest quarterly loss ratio of 1996.

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

    Holdings credit facility consists of a $10 million revolving line of credit ( $4.5 million currently outstanding ) until July 30, 2001 and a $20 million amortizing term loan ($18 million outstanding). Debt service on the term loan (payable in $4 million increments annually through 2001, when the term loan will be fully amortized) would be repaid through dividends from the insurance companies to Holdings. Management will continue to evaluate the insurance companies' underwriting leverage ratio and evaluate whether additional financing is appropriate to increase underwriting capacity. Subsequent to June 30, 1997, the Company borrowed $4.5 million on its revolving line of credit for working capital purposes which included a $1.0 million break fee paid to an investment banking firm as a result of the merger discussed in Note 4 to the condensed consolidated financial statements. Additionally the Company paid $1.0 million for the settlement of a lawsuit, see - legal proceedings, as well as other operating expenses.

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

    Cash used by investing activities of $28.3 million for the six months ended June 30, 1997 includes $15.3 million for West-Pac's purchase of Elite Premium Services, Inc . as well as the investment of cash provided by operations. In addition Titan Indemnity expended approximately $3.6 million in EDP equipment, furniture and fixtures and improvements to its home office building.

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

                                    PART II
                               OTHER INFORMATION


ITEM 1   - LEGAL PROCEEDINGS

    On August 7, 1997 the Chancery Court of Cook County, Illinois, the court responsible for the oversight of the liquidation of the estate of Millers National Insurance Company, approved the settlement of the lawsuit filed by the liquidator against the Company in consideration of the payment of $1.0 million to the estate. The Company plans to reflect this payment in other operating expenses for the three months ended September 30, 1997. The basis for the lawsuit is more fully described in the Company's December 31, 1996 Annual Report on Form 10-K.

ITEM 2   - CHANGES IN SECURITIES

    Not applicable.


ITEM 3   - DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5   - OTHER INFORMATION

    Not applicable.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
          None.

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

                                                TITAN HOLDINGS, INC.
                                                   (Registrant)


Date August 12, 1997                    By: /s/ MARK E.  WATSON, JR.
                                            ------------------------------------
                                            Mark E.  Watson, Jr.
                                            President and
                                            Chief Executive Officer



Date August 12, 1997                    By: /s/ MICHAEL W. GRANDSTAFF
                                            ------------------------------------
                                            Michael W. Grandstaff
                                            Senior Vice
                                            President and Chief Financial
                                            Officer