Form 10-Q
period 1997-09-30
TITAN HOLDINGS INC
filed 1997-11-14
CIK 904975

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1997
                              -------------------------------------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  __________________  to ________________________

Commission File Number:                0-22000
                         ------------------------------------------------------

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

                                  (210)527-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes      X    No
       ----         -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   On November 12, 1997 there were outstanding 10,074,984 shares of Common Stock, $.01 par value of the registrant.

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

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   1997           1996
                                                                              -------------    ------------
                                                                               (UNAUDITED)
                        ASSETS
Investments:
     Fixed maturities available for sale, at market value
           (amortized cost: $163,606 and $145,990) ....................        $ 163,955        $ 145,531
     Fixed maturities held to maturity, at amortized cost
           (market value: $8,062 and $16,104) .........................            8,017           16,114
     Equity securities, at market value (cost: $14,106 and $17,088) ...           14,171           16,479
     Short-term investments, at cost which approximates market value ..              270              270
     Cash and cash equivalents ........................................            6,585            3,682
     Premium finance contracts ........................................           46,159           23,469
     Mortgage notes receivable ........................................           18,444           15,935
     Other invested assets ............................................            2,376            3,313
                                                                               ---------        ---------
                  Total investments ...................................          259,977          224,793

Amounts due from reinsurers ...........................................           53,765           47,393
Receivables ...........................................................           38,346           26,765
Deferred tax assets, net ..............................................            4,162            4,427
Property and equipment, net ...........................................           22,702           18,852
Deferred policy acquisition costs .....................................           15,053           12,498
Other assets ..........................................................            8,140            6,032
Goodwill and non-competition agreements ...............................           22,761           21,195
                                                                               ---------        ---------
                                                                               $ 424,906        $ 361,955
                                                                               =========        =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Reserve for unpaid losses and loss expenses ......................        $ 161,975        $ 141,871
     Unearned premiums ................................................           67,432           55,333
     Notes payable and capitalized lease obligations ..................           24,849           24,024
     Notes payable - premium finance subsidiary .......................           32,721           15,750
     Other liabilities ................................................           16,542           13,109
                                                                               ---------        ---------
                  Total liabilities ...................................          303,519          250,087
                                                                               ---------        ---------

Shareholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000 shares;
             no shares issued or outstanding ..........................             --               --
     Common stock, $.01 par value. Authorized 40,000 shares; issued and
           outstanding; 1997 - 10,074 shares; 1996 - 9,521 shares .....              101               95
     Additional paid-in capital .......................................           71,327           62,141
     Retained earnings ................................................           49,418           50,054
     Net unrealized gain (loss) on investments, net of deferred
           tax benefit (expense) of $291 and ($227) ...................              541             (422)
                                                                               ---------        ---------
     Total shareholders' equity .......................................          121,387          111,868
                                                                               ---------        ---------
                                                                               $ 424,906        $ 361,955
                                                                               =========        =========

     See accompanying notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)




                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                          1997             1996              1997              1996
                                                       ---------         ---------         ---------         ---------
Revenues and other income:
   Premiums written ...........................        $  54,449         $  41,553         $ 166,518         $ 127,609
   Premiums ceded .............................           (3,544)           (2,991)          (11,626)           (7,885)
                                                       ---------         ---------         ---------         ---------

     Net premiums written .....................           50,905            38,562           154,892           119,724
   Change in unearned premiums ................              864               474           (11,601)           (8,209)
                                                       ---------         ---------         ---------         ---------
   Premiums earned ............................           51,769            39,036           143,291           111,515
   Fee and ceding commission income ...........            2,944             2,113             9,033             5,674
   Net investment income ......................            4,373             3,221            12,575             9,401
   Net realized gains on sales of investments .               (4)              177               543               650
                                                       ---------         ---------         ---------         ---------
         Total revenues and other income ......           59,082            44,547           165,442           127,240
                                                       ---------         ---------         ---------         ---------

Expenses:
   Losses and loss expenses ...................           32,634            24,331            92,504            70,171
   Agents' commissions ........................            4,795             4,939            14,873            13,719
   Other operating expenses ...................           16,516            10,087            41,924            28,330
   Non-recurring expenses:
       Merger-related expense reimbursement fee            1,000              --               1,000              --
       Litigation settlement ..................            1,000              --               1,000              --
                                                       ---------         ---------         ---------         ---------
         Total expenses .......................           55,945            39,357           151,301           112,220
                                                       ---------         ---------         ---------         ---------

       Income before income tax expense .......            3,137             5,190            14,141            15,020

Income tax expense ............................              784             1,666             4,250             4,718
                                                       ---------         ---------         ---------         ---------

       Net income .............................            2,353         $   3,524         $   9,891         $  10,302
                                                       =========         =========         =========         =========

Net income per share ..........................        $     .22         $     .35         $     .95         $    1.02
                                                       =========         =========         =========         =========

Weighted average shares outstanding ...........           10,511            10,105            10,380            10,075
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

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ---------------------------
                                                                                   1997             1996
                                                                                ---------         ---------
Cash flows from operating activities:
   Net income                                                                   $   9,891         $  10,302
   Adjustments to reconcile net income to net cash provided by operating activities:
       Receivables                                                                (17,953)          (11,142)
       Deferred income taxes                                                         (253)             (905)
       Deferred policy acquisition costs                                           (2,555)           (1,811)
       Reserve for unpaid losses and loss expenses                                 20,104            18,480
       Unearned premiums                                                           12,099             8,789
       Depreciation and amortization                                                1,798             1,142
       Other                                                                        2,687              (549)
                                                                                ---------         ---------
         Net cash provided by operating activities                                 25,818            24,306
                                                                                ---------         ---------

Cash flows from investing activities:
   Purchases of investments                                                      (129,487)         (116,243)
   Proceeds from sales and maturities of investments, available for sale          104,042            84,654
   Proceeds from fixed maturities, held to maturity, called by issuer               7,874              --
   Contingent consideration paid, related to 1992
     purchase transaction                                                            --              (6,832)
   Business acquired in purchase transactions                                     (18,701)           (2,053)
   Purchases of property and equipment                                             (5,820)           (6,646)
   Other                                                                            2,717               615
                                                                                ---------         ---------
         Net cash used by investing activities                                    (39,375)          (46,505)
                                                                                ---------         ---------

Cash flows from financing activities:
   Proceeds from borrowings                                                         6,825            10,000
   Proceeds from borrowings - premium finance subsidiary                           16,971             6,250
   Repayments of borrowings                                                        (6,000)             (218)
   Proceeds from sale of common stock issued for exercise of options                1,000               117
   Payment of dividends                                                            (2,336)           (2,115)
                                                                                ---------         ---------
Net cash provided (used) by financing activities                                   16,460            14,034
                                                                                ---------         ---------

         Net increase (decrease) in cash and cash equivalents                       2,903            (8,165)
Cash and cash equivalents:
   Beginning of the period                                                          3,682            11,008
                                                                                ---------         ---------
   End of the period                                                            $   6,585         $   2,843
                                                                                =========         =========


     See accompanying notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)



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

(2)  NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, calculated on a daily basis. The weighted average shares outstanding include common stock equivalents relating to dilative outstanding stock options and warrants. On May 13, 1997 the Company effected a 5% stock dividend. Prior period weighted average shares outstanding and per share amounts have been restated accordingly.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 establishes standards for computing and presenting earnings per share (EPS). FAS 128 replaces primary EPS, as computed under APB No. 15, "Earnings per Share," with basic EPS and also requires dual presentation of basic EPS and diluted EPS on the income statement. FAS 128 is effective for financial statements ending after December 15, 1997 and requires restatement of all prior-period EPS data. Basic EPS for the three months ended September 30, 1997 and 1996 would have been $.23 and $.35, respectively. Basic EPS for the nine months ended September 30, 1997 and 1996 would have been $.98 and $1.03, respectively. Dilutive earnings per share approximate the amounts shown on the Condensed Consolidated Statements of Income.

(3)  MERGER AGREEMENT

     On August 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, USF&G Corporation ("USF&G") and United States Fidelity and Guaranty Company, a wholly owned subsidiary of USF&G ("Purchaser"), pursuant to which, among other things, the Company will merge with and into the Purchaser (the "Merger").

     The Merger Agreement provides that each outstanding share of common stock of the Company will be converted into the right to receive, at the election of the holder and subject to the prorations and adjustments described below, (i) $11.60 in cash (the "Standard Cash Consideration") and 0.46516 (the "Standard Exchange Ratio") of a share of USF&G common stock, (ii) $23.20 (two times the Standard Cash Consideration) in cash, or (iii) 0.93032 (two times the Standard Exchange Ratio) of a share of USF&G common stock. In each case subject to adjustment and proration. The above exchange ratio is based on a value for the USF&G common stock of $24.9375 per share (the "Base Share Price") which was the closing price of the USF&G common stock on July 29, 1997, the day before USF&G made its original offer to the Company. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and provide tax deferral to the extent the Company's shareholders receive shares of USF&G common stock in the Merger.

     The Merger is expected to be consummated in December, 1997. It is subject to certain conditions including, among other things, the approval by the affirmative vote of at least 66 2/3% of the outstanding shares of the Company common stock entitled to vote, as well as the approval of certain regulatory agencies. Mark E. Watson, Jr., the Chairman, President and Chief Executive Officer of the Company, in his capacity as a shareholder of the Company

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)



who owns or controls approximately 25.6% of the outstanding shares of Titan common stock, has agreed to vote his shares of Titan common stock for approval of the Merger Agreement and, until August 7, 1998, against any transaction in opposition to or inconsistent with the Merger.

(4) NOTE PAYABLE - PREMIUM FINANCE SUBSIDIARY

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

(5) NON-RECURRING EXPENSES

     On August 12, 1997, the Company paid $1 million to a merchant bank as an expense reimbursement fee and has recognized this payment as a non-recurring expense for the three months ended September 30, 1997 in the Condensed Consolidated Statement of Income. The expense reimbursement fee was payable pursuant to an agreement with the merchant bank should the Company enter into a business combination with another party prior to September 16, 1997, see note
(3).

     On August 7, 1997 the Company settled a lawsuit for $1 million, filed against the Company arising out of a 1992 Stock Purchase Agreement. This settlement has been recognized as a non-recurring expense for the three months ended September 30, 1997 in the Condensed Consolidated Statement of Income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Titan Holdings, Inc. ("Holdings" or "the Company") operates specialty property and casualty insurance companies and related service companies. Through its insurance subsidiaries (Titan Indemnity Company and Titan Insurance Company), Holdings provides personal lines nonstandard automobile insurance primarily in the midwest and southwest and property and casualty insurance for small to medium-sized cities, towns, counties and other public entities nationwide. Another wholly-owned subsidiary, Westchester Premium Acceptance Corporation ("West-Pac"), provides commercial property and casualty premium financing. The Company refers to its nonstandard automobile insurance program collectively as "Titan Auto" and the public entity program as "Titan Public Entity."

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

     On August 7, 1997, the Company entered into the Merger Agreement, by and among Holdings, USF&G and Purchaser, pursuant to which, among other things, the Company will merge with and into the Purchaser. Holdings shareholders may elect to receive cash, shares of USF&G common stock or a combination of cash and shares of USF&G common stock in the Merger. See note 3 to the Condensed Consolidated Financial Statements for a further description of the consideration to be paid to Titan shareholders in the Merger. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and provide tax deferral to the extent Holdings shareholders receive shares of USF&G common stock in the Merger. The Merger is expected to be consummated in December, 1997. It is subject to certain conditions including, among other things, the approval by the affirmative vote of at least 66 2/3% of the outstanding shares of Holdings common stock entitled to vote, as well as the approval of certain regulatory agencies. Mark E. Watson, Jr., the Chairman, President and Chief Executive Officer of the Company, in his capacity as a shareholder of the Company who owns or controls approximately 25.6% of the outstanding shares of Holdings common stock, has agreed to vote his shares of Holdings common stock for approval of the Merger Agreement and, until August 7, 1998, against any transaction in opposition to or inconsistent with the Merger.

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

                                         THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------          -------------------------------
                                            1997                 1996                  1997                1996
                                         ----------           -----------          ----------          -----------
                                                                      ( IN THOUSANDS )
TITAN AUTO
    Premiums written                        $37,721            $26,940              $111,152             $77,477
    Premiums earned                          36,431             24,124                99,848              67,945

TITAN PUBLIC ENTITY
    Premiums written                         15,048             13,374                50,522              46,388
    Premiums earned                          15,336             13,820                43,495              40,472

TOTAL (INCLUDING OTHER LINES)
    Premiums written                         54,449             41,553               166,518             127,609
    Premiums earned                          51,769             39,036               143,291             111,515


   Premiums Written

     For the three and nine month periods ended September 30, 1997, premiums written were $54.4 million and $166.5 million, which represent increases of approximately 30% over $41.6 million and $127.6 million of the same periods of 1996. These increases relate primarily to Titan Auto operations, and more specifically to volume of business rather than price.

     Titan Auto premiums written for the third quarter of 1997 increased 40% to $37.7 million over the same quarter of 1996. For the nine months ended September 30, 1997, Titan Auto's premiums written increased 43% to $111.2 million as growth was experienced across all distribution channels. Premiums written through independent agencies and strategic alliances, for the three months ended September 30, 1997, totaled $23.5 million compared to $19.4 million for the same period of 1996. This growth was principally the result of further penetration through independent agents and strategic alliances in Michigan. Premiums written through the Direct Response Centers ("DRCs") for the three months ended September 30,1997 were $14.2 million versus $7.6 million in the comparable three months of 1996. The DRC growth relates primarily to business written in Texas, Nevada, and Colorado, states in which the Company's premium volume was not significant during the three months ended September 30, 1996 as these programs were initiated in the third quarter of 1996. A portion of the growth is also attributable to DRC business written in New Mexico and Indiana, states that the Company entered in 1997.

      For the nine months ended September 30, 1997 premiums written by independent agents and strategic alliances totaled $72.1 million and DRCs accounted for $39.1 million compared to the nine months ended September 30, 1996 of $59.1 million and $18.4 million, respectively. The growth is attributable to the same factors discussed above.

     Titan Public Entity premium writings increased 13% to $15.0 million and 9% to $50.5 million for the three and nine months ended September 30, 1997, respectively. Such increases relate primarily to increased marketing efforts in existing territories and to a lesser extent, to the expansion of the workers compensation program, for which the majority of risk is ceded to third party reinsurers.

     Premium growth experienced for the first nine months of 1997 of 30% is consistent with Company expectations and should continue as Titan Auto continues its expansion through DRCs, independent agencies and strategic alliances in both existing and new markets. Titan Public Entity's growth is anticipated to continue at a moderate pace as the Company remains selective with underwriting decisions in a highly competitive and price sensitive environment.

   Premiums Earned

     Premiums earned for the three months ended September 30, 1997, increased 33% to $51.8 million and for the nine months ended September 30, 1997 increased 28% to $143.3 million versus comparable periods in 1996. Titan Auto premiums earned for the three months ended September 30, 1997, increased 51% to $36.4 million from $24.1 million of a year ago. For the nine months ended September 30, 1997, Titan Auto premiums earned increased 47% to $99.8 million from $67.9 million for the nine months ended September 30, 1996. Titan Public Entity premiums earned increased 11% to $15.3 million and 7% to $43.5 million for the three and nine months ended September 30, 1997 over comparable periods of 1996. Such increases are attributable to the increases in premiums written.

   Fee and Ceding Commission Income

     Titan Auto's operations generate policy and billing fee income which comprise the majority of fee and ceding commission income. Ceding commissions received from reinsurers represent the reimbursement of policy acquisition expenses or profit commissions based on loss experience. Fee and ceding commission income increased 39% to $2.9 million for the three months ended September 30, 1997 and 59% to $9.0 million for the nine months ended September 30, 1997. Fee income generated by Titan Auto is more significant in states other than Michigan and, accordingly, fee income increased more than written premium for both periods in connection with premium growth outside of Michigan.

      The Company expects fee income to continue to increase, although not necessarily at the same rate experienced in the first nine months of 1997, in conjunction with the growth and expansion of its auto program into additional states.

   Net Investment Income

     Net investment income is comprised of income from the investment portfolio as well as the Company's premium finance contracts. Net investment income increased 36% to $4.4 million for the three months ended September 30, 1997 and 34% to $12.6 million for the nine month period ended September 30, 1997. The increases experienced during 1997 relate to growth in the size of the Company's premium finance operation and, to a lesser extent, an increase in the overall size of the Company's investment portfolio as a result of cash generated from operations. In February 1997, West-Pac acquired Elite Premium Services, Inc. and income on premium finance contracts increased to $1.2 million for the three months ended September 30, 1997 versus $.5 million for the same period in 1996. For the nine months ended September 30, 1997, income on premium finance contracts was $3.1 million compared to $1.4 million for the nine months ended September 30, 1996.

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

                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------        -------------------------------
                                             1997                  1996             1997                   1996
                                          ---------             ----------        --------              ---------
     TITAN AUTO
     Loss                                      61.1 %              63.0 %             62.4 %              59.0 %
     Expense*                                  30.9                30.3               29.8                30.1
                                            -------             -------             ------              ------
         Combined                              92.0                93.3               92.2                89.1
                                            =======             =======             ======              ======

     TITAN PUBLIC ENTITY
     Loss                                      66.0                57.4               67.8                66.6
     Expense*                                  34.8                30.4               32.3                29.9
                                            -------             -------             ------              ------
         Combined                             100.8                87.8              100.1                96.5
                                            =======             =======             ======              ======

     TOTAL (INCLUDING OTHER LINES)
     Loss                                      63.1                62.4               64.6                62.9
     Expense*                                  32.3                30.2               30.1                30.0
                                            -------             -------             ------              ------
         Combined                              95.4 %              92.6 %             94.7 %              92.9 %
                                            =======             =======             ======              ======


       *Prior year restated to include amortization of intangible assets.
        Current year excludes non-recurring charges.


         The Company's overall combined ratio increased for the three months ended September 30, 1997 to 95.4% from 92.6% due to slight increases in both the loss ratio and expense ratio components. For the nine months ended September 30, 1997 the overall combined ratio increased to 94.7% from 92.9% due to an increase in the loss ratio coupled with consistency in the expense ratio.

         For the three months ended September 30, 1997, Titan Auto's overall combined ratio improved to 92.0% from 93.3% compared to the corresponding three months in 1996. Titan Auto's loss ratio component for the three months ended September 30, 1997 improved to 61.1% from 63.0% in the comparable quarter of 1996 while the expense ratio remained fairly constant. For the nine months ended September 30, 1997, Titan Auto's combined ratio increased to 92.2% from 89.1% for the nine months then ended in 1996 as an increase in the loss ratio was not entirely offset by the improvement in the expense ratio. The increases in the loss ratio for the nine months ended September 30, 1997 versus 1996 for Titan Auto are associated with expansion into states outside of Michigan, which are underwritten at a higher loss ratio and lower expense ratio than the Michigan business due to fee income. States which generate more fee income (which serves as a reduction to expenses) enable the Company to price its product to a higher loss ratio and maintain the same combined ratio as it experiences in other states. Consistent with the Company's strategy, Titan Auto's expense ratio improved to 29.8% for the nine months ended September 30, 1997 from 30.1% for the comparable nine months of 1996. While the trends in the combined ratio for Titan Auto differ somewhat comparing the three months of 1997 to the nine months of 1997, the Company believes that the trends reflected in the nine month results are more indicative of management expectations.

         The Company believes that as Titan Auto expands into additional markets, which in certain instances will be underwritten at a higher loss ratio than its Michigan business, the loss ratio should continue to increase slightly while the expense ratio continues to improve.

         Titan Public Entity's overall combined ratio for the third quarter of 1997 increased to 100.8% from 87.8% for the same quarter of 1996, as both the loss ratio and expense ratio increased. The loss ratio increase is primarily due to the fact that the third quarter of 1996 reflected the lowest Titan Public Entity loss ratio of the year due to reductions in both frequency and severity. The expense ratio for Titan Public Entity increased to 34.8% for the three months ended September 30, 1997 compared to 30.4% for the three months ended September 30, 1996 principally in connection with higher general and administrative expenses in support of a somewhat slower-growing book of business relative to Titan Auto. For the nine months ended September 30, 1997, Titan Public Entity's combined ratio increased to 100.1% versus 96.5% in the same period of 1996. The loss ratio for the nine months ended 1997 increased slightly to 67.8% compared to 66.6% of a year ago while the expense ratio increased to 32.3%.The increase in the loss ratio is principally the result of continued market pressure on rates. The increase in the expense ratio for the nine month period is primarily attributable to increased general and administrative expenses and increased retentions which resulted in lower ceding commissions.

     Agents' Commissions

     Commissions paid to independent insurance agents currently represent the Company's most significant policy acquisition cost. For the three and nine months ended September 30, 1997, agents' commissions were approximately 9.3% and 10.4%of premiums earned, respectively, versus 12.7% and 12.3% of premiums earned for the comparable periods of 1996. The decrease relates primarily to the expansion of Titan Auto's DRC operations which are not subject to commission expense. The decline in agents' commissions, as a percentage of premiums earned, however, has generally been offset by additional policy acquisition costs associated with direct response center operations, and the Company expects this trend to continue in the near term. Over time, however, the Company expects to realize economies of scale, whereby reductions in agents' commissions are not fully offset by additional direct response center policy acquisition costs.

     Net Income

     Net income for the three months ended September 30, 1997 was $2.4 million versus $3.5 million and net income for the nine months ended September 30, 1997 was $9.9 million versus $10.3 million for the same period a year ago. For the three and nine months ended September 30, 1997, net income includes non-recurring charges of approximately $1.3 million (after-tax) for an expense reimbursement fee paid to a merchant banking group and the settlement of a lawsuit, see note (5) to the Condensed Consolidated Financial Statements.

     Net income was $.22 per share for the three months ended September 30, 1997 and $.35 per share for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net income was $.95 per share versus $1.02 for the first nine months of 1996. For the three and nine months ended September 30, 1997, the non-recurring charges noted above reduced net income by $.12 per share.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's insurance subsidiaries receive substantial cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and other operating expenses. Net cash provided by operating activities was $25.8 million for nine months ended September 30, 1997 versus $24.3 million for the same period in 1996. The increase experienced in 1997 primarily relates to the increase in premiums written.

     Cash of $16.5 million provided by financing activities is basically attributable to borrowings under West-Pac's line of credit concurrent with its purchase of Elite Premium Services, Inc. in February 1997. At that time West-Pac's credit facility was increased to $50 million and its outstanding borrowings increased by approximately $11.5 million. The line of credit was extended in July 1997 at substantially the same terms and expires December 15, 1997.

     Holdings credit facility consists of a $10 million revolving line of credit ( $7.3 million currently outstanding ) until July 30, 2001 and a $20 million amortizing term loan ($16 million currently outstanding). Debt service on the term loan (payable in $4 million increments annually through 2001, when the term loan will be fully amortized) would be repaid through dividends from the insurance companies to Holdings. Management will continue to evaluate the insurance companies' underwriting leverage ratio and evaluate whether additional financing is appropriate to increase underwriting capacity. Subsequent to September 30, 1997, the Company borrowed $1.2 million on its revolving line of credit for debt service. The borrowings under the revolving line of credit to date in 1997 were utilized for the non-recurring charges discussed in note (5) to the Condensed Consolidated Financial Statements, working capital purposes, debt service and the acquisition of the net assets of six DRC operations previously owned by a strategic partner of the Company, Tri-West, LLC. Holdings purchased the net assets of the six DRC operations previously owned by Tri-West, LLC for approximately $2.5 million.

     The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In 1997 Holdings could receive approximately $8.0 million in dividends without regulatory approval. To date in 1997, Holdings has received $5.5 million in dividends from the insurance subsidiaries. Based on the current working capital needs of Holdings and considering the payment of dividends available without regulatory approval from the insurance companies, the existing line of credit would be increased to meet those needs should the Merger (see note (3) to the Condensed Consolidated Financial Statements) not be consummated as anticipated in December, 1997.

     Cash used by investing activities of $39.4 million for the nine months ended September 30, 1997 includes $15.3 million for West-Pac's purchase of Elite Premium Services, Inc. as well as the investment of cash provided by operations. In addition Titan Indemnity expended approximately $5.8 million in EDP equipment, furniture and fixtures and improvements to its home office building.


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

                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     On August 7, 1997 the Chancery Court of Cook County, Illinois, the court responsible for the oversight of the liquidation of the estate of Millers National Insurance Company, approved the settlement of the lawsuit filed by the liquidator against the Company in consideration of the payment of $1.0 million to the estate. The Company has reflected this settlement as a non-recurring charge for the three months ended September 30, 1997, see note (5) to the Condensed Consolidated Financial Statements. The basis for the lawsuit is more fully described in the Company's December 31, 1996 Annual Report on Form 10-K.

ITEM 2 - CHANGES IN SECURITIES

     Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 - Financial Data Schedule - September 30, 1997

     (b) During the quarter ended September 30, 1997, there were no current reports on Form 8-K filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TITAN HOLDINGS, INC.
                                                         (Registrant)


Date November 13, 1997                 By:          /s/ MARK E.  WATSON, JR.
                                              ---------------------------------
                                              Mark E.  Watson, Jr.
                                              President and
                                              Chief Executive Officer



Date November 13, 1997                 By:          /s/ MICHAEL W. GRANDSTAFF
                                              ----------------------------------
                                              Michael W. Grandstaff
                                              Senior Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS



    Exhibit No.                        Description
    -----------                        -----------

       27                  Financial Data Schedule
